Form 10-Q
period 2016-09-30
Carolina Trust BancShares, Inc.
filed 2016-11-10
CIK 1676667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

 THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

COMMISSION FILE NUMBER 000-55683

CAROLINA TRUST BANCSHARES, INC.

 (Exact name of registrant as specified in its charter)

NORTH CAROLINA

(State or other jurisdiction of incorporation or organization)

81-2019652

(I.R.S. Employer Identification No.)

901 EAST MAIN STREET

LINCOLNTON, NORTH CAROLINA 28092

(Address of Principal Executive Offices) (Zip Code)

(704) 735-1104

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 10, 2016 was 4,650,558.

2

Part I. Financial Information

Item 1 – Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$4,566	$4,720
Interest-earning deposits with banks	27,090	70
Federal funds sold	—	23
Cash and cash equivalents	31,656	4,813

Certificates of deposit with banks	1,498	1,498
Investment securities available for sale, at fair value (amortized cost $26,609 and $23,280 at September 30, 2016 and December 31, 2015, respectively)	26,923	22,933
Federal Home Loan Bank stock, at cost	943	817
Loans	301,420	292,362
Less: Allowance for loan and lease losses	(3,687)	(3,723)
Net Loans	297,733	288,639

Bank owned life insurance	1,485	1,445
Accrued interest receivable	831	986
Bank premises, equipment and software	5,752	5,710
Foreclosed assets	879	1,994
Core deposit intangible, net of accumulated amortization of $655 and $611 at September 30, 2016 and December 31, 2015, respectively	130	174
Other assets	4,339	5,040
Total Assets	$372,169	$334,049

Liabilities and Stockholders’ Equity
Non-interest-earning demand deposits	$40,970	$32,562
Interest-earning demand deposits	94,751	79,132
Savings	21,659	21,326
Time deposits	165,661	151,774
Total deposits	323,041	284,794

Capital lease obligation	283	326
Federal funds purchased	—	2,355
Federal Home Loan Bank advances	14,100	13,000
Accrued interest payable	123	58
Other liabilities	2,911	3,052
Total liabilities	340,458	303,585

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,650,558 and 4,646,225 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11,626	11,616
Additional paid-in capital	12,976	12,936
Retained earnings	3,906	3,122
Accumulated other comprehensive income (loss)	197	(216)
Total Carolina Trust Bancshares stockholders’ equity	29,131	27,884
Noncontrolling interest	2,580	2,580
Total stockholders’ equity	31,711	30,464
Total Liabilities and Stockholders’ Equity	$372,169	$334,049

*Derived from Carolina Trust Bank’s audited financial statements included in its 2015 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

3

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	Three months ended September 30, 2016	Three months ended September 30, 2015
Interest Income
Interest and fees on loans	$3,727	$3,640
Interest on investment securities and cash	239	251
Total interest income	3,966	3,891

Interest Expense
Interest expense non-maturity deposits	78	58
Interest expense time deposits	566	504
Interest expense borrowed funds	43	31
Interest expense capital lease	5	6
Total interest expense	692	599
Net interest income	$3,274	$3,292
Loan loss provision/(recovery)	202	(170)
Net interest income after loan loss provision/(recovery)	$3,072	$3,462

Noninterest income
Overdraft fees on deposits	$102	$104
Interchange fee income	111	95
Service charges on deposits	13	15
Mortgage fee income	22	22
Customer service fees	16	19
ATM income	8	7
Gain on the sale of securities	55	—
Other income	22	22
Total noninterest income	349	284

Noninterest expense
Salaries & benefits expense	$1,691	$1,622
Occupancy expense	230	219
Furniture, fixture & equipment expense	134	114
Data processing expense	215	165
Office supplies expense	16	14
Professional fees	185	79
Advertising and marketing	34	38
Insurance	83	146
Foreclosed asset expense, net	148	50
Check card expense	95	107
Loan expense	51	55
Stockholder expense	46	26
Directors fees	47	39
Telephone expense	56	50
Core deposit intangible amortization expense	15	18
Other operating expense	126	106
Total noninterest expense	3,172	2,848
Pre-tax income	$249	$898
Income tax expense	164	467
Net income	$85	$431
Less income attributable to noncontrolling interest	58	59
Net income attributable to Carolina Trust BancShares	$27	$372

Earnings per share
Basic earnings per common share	$0.01	$0.08
Diluted earnings per common share	$0.01	$0.08
Weighted average common shares outstanding	4,650,221	4,645,975
Diluted average common shares outstanding	4,699,895	4,721,188

See accompanying notes to Condensed Consolidated Financial Statements.

4

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Interest Income
Interest and fees on loans	$11,286	$10,188
Interest on investment securities and cash	790	761
Total interest income	12,076	10,949

Interest Expense
Interest expense non-maturity deposits	202	157
Interest expense time deposits	1,684	1,401
Interest expense borrowed funds	132	133
Interest expense capital lease	16	19
Total interest expense	2,034	1,710
Net interest income	$10,042	$9,239
Loan loss provision/(recovery)	122	(170)
Net interest income after loan loss provision/(recovery)	$9,920	$9,409

Noninterest income
Overdraft fees on deposits	$303	$269
Interchange fee income	329	270
Service charges on deposits	41	42
Mortgage fee income	72	72
Customer service fees	43	53
ATM income	20	18
Gain on the sale of securities	55	—
Other income	84	83
Total noninterest income	947	807

Noninterest expense
Salaries & benefits expense	$5,105	$4,818
Occupancy expense	657	645
Furniture, fixture & equipment expense	393	357
Data processing expense	556	481
Office supplies expense	46	73
Professional fees	504	192
Advertising and marketing	108	96
Insurance	244	321
Foreclosed asset expense, net	379	191
Check card expense	274	293
Loan expense	117	201
Stockholder expense	86	69
Directors fees	155	126
Telephone expense	175	188
Core deposit intangible amortization expense	44	53
Other operating expense	402	297
Total noninterest expense	9,245	8,401
Pre-tax income	$1,622	$1,815
Income tax expense	663	848
Net income	$959	$967
Less income attributable to noncontrolling interest	175	176
Net income attributable to Carolina Trust BancShares	$784	$791

Earnings per share
Basic earnings per common share	$0.17	$0.17
Diluted earnings per common share	$0.17	$0.17
Weighted average common shares outstanding	4,649,781	4,645,210
Diluted average common shares outstanding	4,696,894	4,738,224

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three months ended September 30, 2016	Three months ended September 30, 2015

Net income	$85	$431

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Reclassification of securities gains recognized in net income	(55)	—
Deferred income tax benefit	20	—
Unrealized holding gains (losses) arising during period	(92)	48
Deferred income tax benefit (expense)	35	(18)
Total other comprehensive income (loss)	(92)	30

Total comprehensive income (loss)	$(7)	$461

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Net income	$959	$967

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Reclassification of securities gains recognized in net income	(55)	—
Deferred income tax benefit	20	—
Unrealized holding gains (losses) arising during period	715	(266)
Deferred income tax benefit (expense)	(267)	99
Total other comprehensive income (loss)	413	(167)

Total comprehensive income	$1,372	$800

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

September 30, 2016 and 2015

(Dollars in thousands)

	2016 Shares outstanding	September 30, 2016	2015 Shares outstanding	September 30, 2015
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,646,225	$11,616	4,635,422	$11,589
Exercise of stock options	1,000	2	7,220	18
Restricted stock vesting	3,333	8	3,333	8
Balance, September 30, 2016	4,650,558	$11,626	4,645,975	$11,615

Additional paid-in capital
Balance, beginning of year		$12,936		$12,796
Stock-based compensation		48		98
Exercise of stock options		—		1
Restricted stock vesting		(8)		(8)
Balance, September 30, 2016		$12,976		$12,887

Retained earnings (deficit)
Balance, beginning of year		$3,122		$2,298
Net income		959		967
Dividends declared on preferred stock		(175)		(176)
Balance, September 30, 2016		$3,906		$3,089

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(216)		$118
Other comprehensive income (loss)		413		(167)
Balance, September 30, 2016		$197		$(49)

Noncontrolling interest		2,580		2,580

Total stockholders’ equity		$31,711		$30,548

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30
	2016	2015
Cash flows from operating activities
Net income	$959	$967
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for (recovery of) loan losses	122	(170)
Depreciation and amortization of bank premises, equipment and software	265	287
Accretion of loan fair value adjustments related to acquisition	(7)	(8)
Net amortization of bond premiums	81	24
Gain on the sale of investment securities	(55)	—
Amortization of core deposit intangible	44	53
Stock compensation expense	48	98
Increase in value of life insurance contracts	(39)	(37)
Net losses and impairment write-downs on foreclosed assets	329	150
Deferred tax provision	555	157
Decrease (increase) in other assets	148	(562)
Decrease (increase) in accrued interest receivable	155	(111)
Increase (decrease) in accrued interest payable	65	(49)
(Decrease) increase in other liabilities	(389)	452
Net cash and cash equivalents provided by operating activities	$2,281	$1,251

Cash flows from investing activities
Net increase in loans	$(9,581)	$(42,451)
Proceeds from sale of foreclosed assets	1,156	357
Net purchases of bank premises, equipment and software	(308)	(178)
Purchase of available-for-sale securities	(20,386)	—
Proceeds from maturities, calls and pay-downs of available for sale securities	16,229	1,393
Proceeds from the sale of available for sale securities	802	—
Decrease in certificates of deposit with banks	—	749
Repurchase (purchase) of Federal Home Loan Bank stock	(126)	456
Net cash and cash equivalents used in investing activities	$(12,214)	$(39,674)

Cash flows from financing activities
Increase in deposits	$38,247	$48,209
Increase (Decrease) in Federal Home Loan Bank advances	1,100	(10,000)
Payment of capital lease obligation	(43)	(35)
Decrease in federal funds purchased	(2,355)	—
Dividends paid on preferred stock	(175)	(176)
Net proceeds from issuance of common stock	2	19
Net cash and cash equivalents provided by financing activities	$36,776	$38,017
Net increase (decrease) in cash and cash equivalents	$26,843	$(406)

Cash and cash equivalents, beginning	$4,813	$6,283
Cash and cash equivalents, ending	$31,656	$5,877

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,969	$1,759

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$413	$(167)
Transfer of loans to foreclosed assets	$369	$627

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)           Presentation of Financial Statements

The consolidated financial statements include the accounts of Carolina Trust BancShares, Inc. (the “Company”), its subsidiary Carolina Trust Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation. On August 16, 2016, the Company announced that it had consummated the statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate. The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is the only subsidiary of the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of September 30, 2016 and for the three and nine-month periods then ended, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The organization and business of Carolina Trust BancShares, Inc., accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Bank’s 2015 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the Annual Report.

(2)          Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall, Subtopic 825-10 (“ASU 2016-1”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company is currently evaluating the impact of this guidance.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases, which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-09, Investments to Employee Share-based Payment Accounting, which is new guidance related to stock compensation. The new guidance eliminates the concept of additional paid-in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The new guidance amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3)           Noncontrolling Interest

Due to the formation of the Holding Company, the Company recognizes $2,580,000 of the Bank’s preferred stock as a noncontrolling interest in Stockholders’ Equity. On February 6, 2009, the Bank issued $4,000,000 of Senior Preferred Shares to the U.S. Department of Treasury (the “Treasury”), consisting of 4,000 shares, with a liquidation preference of $1,000 per share. In addition, on February 6, 2009, the Bank issued a warrant to the Treasury to purchase 86,957 common shares at an initial exercise price of $6.90 per share with an expiration date of February 6, 2019. Generally accepted accounting principles required management to allocate the net proceeds from the issuance of the preferred stock between the preferred stock and related warrant based upon a relative fair value method. The terms of the preferred shares required management to pay a non-cumulative dividend at the rate of 5 percent per annum for the first five years and 9 percent thereafter. The dividend rate changed from 5 percent to 9 percent on February 16, 2014. Management has determined that the 5 percent dividend rate is below market value, therefore, the fair value of the preferred shares would be less than the $4,000,000 in proceeds. Management determined that a reasonable market rate is 14 percent for the fair value of the preferred shares. Management used the Black-Scholes model for calculating the fair value of the warrant (and related common shares). The allocation between the preferred shares and warrant at February 6, 2009, the date of issuance, net of issuance costs of $20,000 was $3,554,000 and $426,000, respectively. The discount on the preferred of $426,000 was accreted through retained earnings over a 60 month period.

In November 2012, the U.S. Treasury sold the preferred stock to several investors in a Dutch auction process. The Bank had designated a third party bidder to act on its behalf pursuant to the rules of the Dutch auction. In December 2012, pursuant to its agreement with the third party bidder, the Bank in turn repurchased 35% of the preferred stock or $1.4 million at a price of 85.3% of par or $1,194,000 from one of the investors, the same price at which the bidder had purchased the preferred stock from the U.S. Treasury. The gain from the redemption below par totaling $206,000 increased surplus and reduced the amount reported as dividends to preferred shareholders for the year ended December 31, 2012. Following this redemption, the Bank’s preferred stock balance was $2,580,000, which is the par value $2,600,000, net of $20,000 issuance costs.

In June 2013, the U.S. Treasury sold the warrant to private investors in a Dutch auction process. Following the reorganization of the Bank into Company, the right to acquire up to 86,957 shares of Bank common stock was converted in the right to purchase the same number of shares of Company common stock. The warrant book value, $426,000 is recognized as Company stockholders’ equity.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(4)           Earnings Per Share

Basic Earnings per Common Share

Basic earnings per common share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Common Share

The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants issued to the U.S. Treasury Department as part of the preferred stock transaction completed in February 2009. Diluted earnings per common share are based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

The following tables summarize earnings per share and the shares utilized in the computations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Three months ended September 30, 2016
Basic earnings per common share	$27	4,650,221	$0.01
Effect of dilutive stock options	—	49,674
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$27	4,699,895	$0.01

Three months ended
September 30, 2015
Basic earnings per common share	$372	4,645,975	$0.08
Effect of dilutive stock options	—	75,213
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$372	4,721,188	$0.08

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Nine months ended September 30, 2016
Basic earnings per common share	$784	4,649,781	$0.17
Effect of dilutive stock options	—	47,113
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$784	4,696,894	$0.17

Nine months ended
September 30, 2015
Basic earnings per common share	$791	4,645,210	$0.17
Effect of dilutive stock options	—	93,014
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$791	4,738,224	$0.17

For both the three and nine month periods ended September 30, 2016 there were 134,690 and 144,691 shares, respectively, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period. For the three and nine month periods ended September 30, 2015 there were 189,886 and 245,384 shares, respectively, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

(5)           Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at each balance sheet date, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Bank’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies for financial assets and financial liabilities are discussed below:

Cash and Due from Banks, Interest-Earning Deposits with Banks, Certificates of Deposits with Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits with banks, certificates of deposits with banks and federal funds sold approximate fair value because of the short maturities of those instruments.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Investment Securities

Fair value for investment securities equals the quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Loans

The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over the remaining life of each loan, considerations for the current interest rate environment compared to the weighted average rate of each portfolio and a credit risk component based on the historical and expected performance of each portfolio. The calculation does not include an estimate for illiquidity in the market.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Federal Funds Purchased

Federal funds purchased approximate fair value because of their short maturity.

Capital Lease Obligation and Advances from the Federal Home Loan Bank

The fair value of borrowings is based upon discounted expected cash flows using current rates at which borrowings of similar maturity could be obtained.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2016 and December 31 2015:

		Fair Value Measurements at September 30, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and due from banks	$4,566	$4,566	$—	$—	$4,566
Interest earning deposits with banks	27,090	27,090	—	—	27,090
Certificates of deposit with banks	1,498	1,498	—	—	1,498
Federal Home Loan Bank Stock	943	943	—	—	943
Securities available for sale	26,923	1,127	25,046	750	26,923
Net loans	297,733	—	—	299,543	299,543
Accrued interest receivable	831	—	831	—	831

LIABILITIES
Deposits	$323,041	$—	$324,975	$—	$324,975
Capital lease obligation	283	—	283	—	283
FHLB Advances	14,100	—	14,125	—	14,125
Accrued interest payable	123	—	123	—	123
		Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and due from banks	$4,720	$4,720	$—	$—	$4,720
Interest earning deposits with banks	70	70	—	—	70
Certificates of deposit with banks	1,498	1,498	—	—	1,498
Federal funds sold	23	23	—	—	23
Securities available for sale	22,933	1,038	21,145	750	22,933
Net loans	288,639	—	—	292,345	292,345
Accrued interest receivable	986	—	986	—	986

LIABILITIES
Deposits	$284,794	$—	$277,308	$—	$277,308
Capital lease obligation	326	—	326	—	326
Federal funds purchased	2,355	2,355	—	—	2,355
FHLB Advances	13,000	—	13,031	—	13,031
Accrued interest payable	58	—	58	—	58

During the first quarter of 2016, management reevaluated its fair value leveling methodology and the inputs utilized in determining the valuation of deposits for the current and prior periods. Management concluded that due to the significant reliance on observable inputs, the fair values of its deposits should be classified as Level 2 rather than Level 3 as previously disclosed. Therefore deposits with a carrying value of $284,794 and a fair value of $277,308 as of 12/31/15 were reclassified from Level 3 to Level 2.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1	Valuation based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities included those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter markets and money market funds. Level 2 securities included U.S. government agency securities, mortgage-backed securities (MBS) issued by government-sponsored entities, and municipal bonds. Securities classified as Level 3 include a corporate debt security and a common stock in a less liquid market. The value of the corporate debt security is determined via the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies. There have been no changes in valuation techniques for the quarter ended September 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2016
U.S. Government and federal agency	$5,783	$—	$5,783	$—
Government sponsored enterprises *	19,263	—	19,263	—
Corporate debt securities	750	—	—	750
Equity securities	1,127	1,127	—	—
Total	$26,923	$1,127	$25,046	$750

December 31, 2015
U.S. Government and federal agency	$15,543	$—	$15,543	$—
Government sponsored enterprises *	5,602	—	5,602	—
Corporate debt securities	750	—	—	750
Equity securities	1,038	1,038	—	—
Total	$22,933	$1,038	$21,145	$750

* Such as FNMA, FHLMC and FHLB

The Company did not have any transfers between Levels 1 and 2 during the periods ended September 30, 2016 and December 31, 2015.

The tables below present the changes during the three and nine months ended September 30, 2016 and September 30, 2015 in the amount of Level 3 assets measured on a recurring basis.

	Three months ended September 30, 2016	Three months ended September 30, 2015
Dollars in thousands
Balance, beginning of period	$750	$713
Additions	—	—
Change in valuation recognized in OCI	—	33
Balance, end of period	$750	$746

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Dollars in thousands
Balance, beginning of period	$750	$638
Additions	—	—
Change in valuation recognized in OCI	—	108
Balance, end of period	$750	$746

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At September 30, 2016 the discounted cash flows method was used in determining the fair value of eight loans totaling $3.1 million and the fair value of the collateral method was used in the other thirty-five loans totaling $5.4 million. At December 31, 2015, the discounted cash flows method was used in determining the fair value of eight loans totaling $3.2 million and the fair value of the collateral method was used in the other forty-one loans totaling $4.3 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value of an identical property, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the nine months ended September 30, 2016 and 2015.

	September 30, 2016		September 30, 2015
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$2,711	$—	$1,291
Specific valuation allowance allocations	—	(811)	—	(171)
Carrying value of impaired loans after allocations	$—	$1,900	$—	$1,120

Other real estate owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value for an identical property, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the OREO as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents foreclosed assets that were re-measured and reported at fair value during the three months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Dollars in thousands
Foreclosed assets re-measured at initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$—	$—
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$—

Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$996	$2,168
Write-downs included in foreclosed asset expense, net	(117)	—
Fair value	$879	$2,168

The following table presents foreclosed assets that were re-measured and reported at fair value during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Dollars in thousands
Foreclosed assets re-measured at initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$—	$488
Charge-offs recognized in the allowance for loan losses	—	(16)
Fair value	$—	$472

Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$1,156	$1,711
Write-downs included in foreclosed asset expense, net	(277)	(15)
Fair value	$879	$1,696

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2016
Foreclosed assets	$879	$—	$—	$879
Impaired loans	1,900	—	—	1,900
Total	$2,779	$—	$—	$2,779

December 31, 2015
Foreclosed assets	$1,994	$—	$—	$1,994
Impaired loans	1,414	—	—	1,414
Total	$3,408	$—	$—	$3,408

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
September 30, 2016
Impaired loans	$720	Discounted appraisals	Appraisal adjustments	10.00%-50.00%	23.98%
Impaired loans	1,180	Discounted cash flows	Discount rate	5.50% -6.00%	5.84%
Foreclosed assets	879	Discounted appraisals	Appraisal adjustments	16.03% - 60.47%	23.06%

December 31, 2015
Impaired loans	$168	Discounted appraisals	Appraisal adjustments	15.00%	15.00%
Impaired loans	1,246	Discounted cash flows	Discount rate	5.75% – 8.50%	7.24%
Foreclosed assets	1,994	Discounted appraisals	Appraisal adjustments	6.00% - 57.32%	17.32%

(6)	Investment Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. Government and federal agency	$5,693	$102	$(12)	$5,783
Government-sponsored enterprises *	18,962	304	(3)	19,263
Corporate debt securities	750	—	—	750
Equity securities	1,204	—	(77)	1,127
	$26,609	$406	$(92)	$26,923

December 31, 2015
U.S. Government and federal agency	$15,935	$17	$(409)	$15,543
Government-sponsored enterprises *	5,391	212	(1)	5,602
Corporate debt securities	750	—	—	750
Equity securities	1,204	—	(166)	1,038
	$23,280	$229	$(576)	$22,933

* Such as FNMA, FHLMC and FHLB

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available for sale (excluding marketable equity securities) at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$—	$—
Due after one but within five years	2,410	2,443
Due after five but within ten years	6,476	6,580
Due after ten years	16,519	16,773
	$25,405	$25,796

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale investment security portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015, respectively.

	Temporarily Impaired Securities in AFS Portfolio
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
September 30, 2016
U.S. Government and federal agency	$2,262	$(12)	$—	$—	$2,262	$(12)
Government-sponsored enterprises *	233	(3)	—	—	233	(3)
Equity securities	1,203	(76)	1	(1)	1,204	(77)
Total temporarily impaired securities	$3,698	$(91)	$1	$(1)	$3,699	$(92)

December 31, 2015
U.S. Government and federal agency	$5,374	$(105)	$8,696	$(304)	$14,070	$(409)
Government-sponsored enterprises *	237	(1)	—	—	237	(1)
Equity securities	1,203	(165)	1	(1)	1,204	(166)
Total temporarily impaired securities	$6,814	$(271)	$8,697	$(305)	$15,511	$(576)

* Such as FNMA, FHLMC and FHLB.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2016, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $3.5 million at September 30, 2016 were pledged to secure public funds. For the period ended September 30, 2016, proceeds from the sales of securities amounted to $802,000 and gross realized gains on these securities were $55,000. The Company had no sales of securities during the period ended September 30, 2015.

The following table presents the changes in the Company’s accumulated other comprehensive income, net of tax, by component for the periods indicated:

	2016 Unrealized gains (losses) on available-for- sale securities	2015 Unrealized gains (losses) on available-for- sale securities
(Dollars in thousands)
Beginning balance, July 1	$289	$(79)
Other comprehensive income (loss) before reclassifications	(57)	30
Amounts reclassified from accumulated other comprehensive income	(35)	—
Net current period other comprehensive income (loss)	(92)	30
Ending balance, September 30	$197	$(49)

	2016 Unrealized gains (losses) on available-for- sale securities	2015 Unrealized gains (losses) on available-for- sale securities
(Dollars in thousands)
Beginning balance, January 1	$(216)	$118
Other comprehensive loss before reclassifications	448	(167)
Amounts reclassified from accumulated other comprehensive income	(35)	—
Net current period other comprehensive Income (loss)	413	(167)
Ending balance, September 30	$197	$(49)

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

The Company sold a security with a gain, net of taxes, of $35,000 during the three and nine-month periods ended September 30, 2016. This amount was reclassified out of accumulated other comprehensive income and is shown as a Gain on sale of securities on the Statements of Operations. The Company did not have any reclassifications out of accumulated other comprehensive income for the three or nine month periods ended September 30, 2015.

(7)	Loans

Following is a summary of loans at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$2,833	0.94%	$2,625	0.90%
Commercial ADC	21,912	7.26%	18,735	6.41%
Farmland	3,752	1.24%	2,615	0.89%
Multifamily	12,318	4.08%	11,475	3.93%
Owner occupied	69,041	22.86%	71,968	24.62%
Non-owner occupied	61,052	20.22%	58,244	19.92%
Total commercial real estate	170,908	56.60%	165,662	56.57%

Commercial
Commercial and industrial	44,114	14.61%	43,575	14.88%
Agriculture	258	0.09%	83	0.03%
Other	324	0.10%	52	0.02%
Total commercial	44,696	14.80%	43,710	14.93%

Residential mortgage
First lien, closed-end	46,726	15.47%	46,148	15.76%
Junior lien, closed-end	1,164	0.39%	1,240	0.42%
Total residential mortgage	47,890	15.86%	47,388	16.18%

Home equity lines	34,428	11.40%	32,083	10.95%

Consumer – other	4,031	1.34%	4,022	1.37%

Total gross loans	$301,953	100.00%	$292,865	100.00%
Deferred loan origination fees, net	(533)		(503)
Total loans	$301,420		$292,362

Loans are primarily originated for customers residing in Lincoln, Gaston, Catawba, Rutherford and Iredell Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	September 30, 2016	December 31, 2015
Dollars in thousands
Commercial real estate
Commercial ADC	$1,034	$1,063
Farmland	47	—
Multifamily	159	—
Owner occupied	396	459
Non-owner occupied	39	45
Total commercial real estate	1,675	1,567
Commercial
Commercial and industrial	1,431	46
Total commercial	1,431	46
Residential mortgage
First lien, closed-end	286	382
Total residential mortgage	286	382
Home equity lines	—	9
Consumer – other	11	43
Total non-accrual loans	$3,403	$2,047

Interest foregone on non-accrual loans was approximately $43,000 and $97,000 for the three and nine months ended September 30, 2016 and $28,000 and $95,000 for the three and nine months ended September 30, 2015.

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
September 30, 2016
Commercial real estate:
Residential ADC	$—	$—	$—	$2,833	$2,833	$—
Commercial ADC	—	1,028	1,028	20,884	21,912	—
Farmland	47	—	47	3,705	3,752	—
Multifamily	159	—	159	12,159	12,318	—
Owner occupied	—	253	253	68,255	68,508	—
Non-owner occupied	15	—	15	61,037	61,052	—
Total commercial real estate	221	1,281	1,502	168,873	170,375	—
Commercial:
Commercial and industrial	3	452	455	43,659	44,114	—
Agriculture	—	—	—	258	258	—
Other	—	—	—	324	324	—
Total commercial	3	452	455	44,241	44,696	—
Residential mortgage:
First lien, closed end	1,102	232	1,334	45,392	46,726	—
Junior lien, closed-end	—	—	—	1,164	1,164	—
Total residential mortgage	1,102	232	1,334	46,556	47,890	—
Home equity lines	102	175	277	34,151	34,428	175
Consumer – other	11	11	22	4,009	4,031	—
Total loans	$1,439	$2,151	$3,590	$297,830	$301,420	$175

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2015
Commercial real estate:
Residential ADC	$—	$—	$—	$2,625	$2,625	$—
Commercial ADC	—	1,063	1,063	17,672	18,735	—
Farmland	—	—	—	2,615	2,615	—
Multifamily	171	—	171	11,304	11,475	—
Owner occupied	468	—	468	71,500	71,968	—
Non-owner occupied	69	—	69	58,175	58,244	—
Total commercial real estate	708	1,063	1,771	163,891	165,662	—
Commercial:
Commercial and industrial	15	44	59	43,013	43,072	—
Agriculture	—	—	—	83	83	—
Other	—	—	—	52	52	—
Total commercial	15	44	59	43,148	43,207	—
Residential mortgage:
First lien, closed end	53	258	311	45,837	46,148	—
Junior lien, closed-end	—	—	—	1,240	1,240	—
Total residential mortgage	53	258	311	47,077	47,388	—
Home equity lines	274	126	400	31,683	32,083	117
Consumer – other	91	42	133	3,889	4,022	—
Total loans	$1,141	$1,533	$2,674	$289,688	$292,362	$117

Impaired loans

Impaired loans are set forth in the following tables.

Loans without an allowance at September 30, 2016

				This quarter		Year to date
	Unpaid
	Contractual	Total		Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
In thousands	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Commercial real estate
Commercial ADC	$2,943	$2,277	$—	$2,287	$16	$2,323	$43
Farmland	47	47	—	32	—	11	1
Multifamily	159	159	—	159	—	107	1
Owner occupied	2,081	2,081	—	2,005	15	2,018	79
Non-owner occupied	39	39	—	39	—	42	—
Total commercial real estate	5,269	4,603	—	4,522	31	4,501	124

Commercial Commercial and industrial	582	536	—	520	8	523	29

Residential mortgage First lien, closed-end	414	335	—	338	1	381	3

Home equity lines	270	270	—	214	1	240	15

Consumer – other	18	11	—	11	—	50	—
Total loans	$6,553	$5,755	$—	$5,605	$41	$5,695	$171

CAROLINA TRUST BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Loans with an allowance at September 30, 2016

				This quarter		Year to date
	Unpaid
	Contractual	Total		Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
In thousands	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Commercial real estate
Owner occupied	$119	$119	$1	$120	$—	$166	$—

Commercial Commercial and industrial	1,771	1,771	761	1,014	25	627	81

Residential mortgage First lien, closed-end	821	821	49	824	13	833	44

Home equity lines	—	—	—	—	—	1	—

Total loans	$2,711	$2,711	$811	$1,958	$38	$1,627	$125

Total Impaired Loans at September 30, 2016

				This quarter		Year to date
	Unpaid
	Contractual	Total		Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
In thousands	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Commercial real estate
Commercial ADC	$2,943	$2,277	$—	$2,287	$16	$2,323	$43
Farmland	47	47	—	32	—	11	1
Multifamily	159	159	—	159	—	107	1
Owner occupied	2,200	2,200	1	2,125	15	2,184	79
Non-owner occupied	39	39	—	39	—	42	—
Total commercial real estate	5,388	4,722	1	4,642	31	4,667	124

Commercial Commercial and industrial	2,353	2,307	761	1,534	33	1,150	110

Residential mortgage First lien, closed-end	1,235	1,156	49	1,162	14	1,214	47

Home equity lines	270	270	—	214	1	241	15

Consumer – other	18	11	—	11	—	50	—

Total loans	$9,264	$8,466	$811	$7,563	$79	7,322	296

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Loans without an allowance at December 31, 2015

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$3,017	$2,351	$—	$2,353	$85
Owner occupied	2,135	2,135	—	2,338	79
Non-owner occupied	45	45	—	134	2
Total commercial real estate	5,197	4,531	—	4,825	166

Commercial
Commercial and industrial	551	546	—	578	36

Residential mortgage
First lien, closed-end	500	433	—	480	8

Home equity lines	289	289	—	286	8

Consumer – other	114	114	—	13	3

Total loans	$6,651	$5,913	$—	$6,182	$221

Loans with a related allowance at December 31, 2015

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$—	$—	$—	$103	$—
Owner occupied	318	318	23	186	25
Total commercial real estate	318	318	23	289	25

Commercial
Commercial and industrial	455	455	80	451	31

Residential mortgage
First lien, closed-end	846	846	102	967	49

Home equity lines	9	9	9	1	—

Consumer - other	—	—	—	1	—

Total loans	$1,628	$1,628	$214	$1,709	$105

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Total Impaired Loans at December 31, 2015

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$3,017	$2,351	$—	$2,456	$85
Owner occupied	2,453	2,453	23	2,524	104
Non-owner occupied	45	45	—	134	2
Total commercial real estate	5,515	4,849	23	5,114	191

Commercial
Commercial and industrial	1,005	1,001	80	1,029	67

Residential mortgage
First lien, closed-end	1,346	1,279	102	1,447	57

Home equity lines	299	298	9	287	8

Consumer – other	114	114	—	14	3

Total loans	$8,279	$7,541	$214	$7,891	$326

At September 30, 2016 there was one loan totaling $175,000 past due 90 days or more, which was still accruing interest and at December 31, 2015 there was one loan totaling $117,000 past due 90 days or more, which was still accruing interest.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Troubled Debt Restructures

As of September 30, 2016, ten loans totaling $4,670,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $4,853,000 were identified as troubled debt restructurings and considered impaired at December 31, 2015, none of which had unfunded commitments.

For the three and nine month periods ended September 30, 2016 there were no concessions made on newly restructured loans.

For the three and nine months ended September 30, 2015, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
	(dollars in thousands)
Extended payment terms
Commercial real estate:
Owner occupied	1	$856	$856	1	$856	$856
Total commercial real estate	1	856	856	1	856	856

Grand Total	1	$856	$856	1	$856	$856

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine month periods ended September 30, 2016 and September 30, 2015.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2016 and 2015.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2016	(Dollars in thousands)

Extended payment terms	—	$—	1	$119	—	$—	—	$—
Total	—	$—	1	$119	—	$—	—	$—

September 30, 2015

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Extended payment terms	—	$—	1	$856	—	$—	—	$—
Total	—	$—	1	$856	—	$—	—	$—

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Credit Quality Indicators

As part of the on-going monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans and (v) delinquencies.

The Company utilizes a risk-grading matrix to assign a risk grade to each of its commercial and consumer loans. Loans are graded on a scale of 1-9. Risk grades 1-5 represent pass rated loans. The general characteristics of the 9 risk grades are broken down into commercial and consumer and described below:

Loan Portfolio Risk Grades

Pass credits are grades 1-5 and represent credits with above average risk characteristics that are in accordance with loan policy guidelines regarding repayment ability, loan to value, and credit history. These types of credits have very few exceptions to policy.

Grade 6 – Watch List or Special Mention. The loans in this category include the following characteristics:

  *Loans with one or more major exceptions with no mitigating factors.

  *Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practice.

  *Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

Grade 7 – Substandard. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to (i) high debt to worth ratios, (ii) declining or negative earnings trends, (iii) declining or inadequate liquidity, (iv) improper loan structure, (v) questionable repayment sources, (vi) lack of well-defined secondary repayment source, and (vii) unfavorable competitive comparisons.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Grade 8 – Doubtful. Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are injection of capital, alternative financing and liquidation of assets or the pledging of additional collateral. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.

Grade 9 – Loss. Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Probable loss portions of Doubtful assets should be charged against the Reserve for Loan Losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the credit risk profile by internally assigned risk grades.

September 30, 2016

		Special
	Pass	Mention	Substandard	Doubtful	Loss
Dollars in thousands
Commercial real estate:
Residential ADC	$2,833	$—	$—	$—	$—
Commercial ADC	19,132	503	2,277	—	—
Farmland	3,705	—	47	—	—
Multifamily	12,159	—	159	—	—
Owner occupied	65,372	1,406	1,730	—	—
Non-owner occupied	59,716	1,297	39	—	—
Total commercial real estate	162,917	3,206	4,252	—	—
Commercial:
Commercial and industrial	40,712	459	2,943	—	—
Agriculture	258	—	—	—	—
Other	324	—	—	—	—
Total commercial	41,294	459	2,943	—	—
Residential mortgage:
First lien, closed-end	43,314	2,492	920	—	—
Junior lien, closed-end	706	—	458	—	—
Total residential mortgage	44,020	2,492	1,378	—	—
Home equity lines	32,561	1,579	288	—	—
Consumer – other	3,844	176	11	—	—

Total	$284,636	$7,912	$8,872	$—	$—

December 31, 2015

		Special
	Pass	Mention	Substandard	Doubtful	Loss
Dollars in thousands
Commercial real estate:
Residential ADC	$2,625	$—	$—	$—	$—
Commercial ADC	15,868	516	2,351	—	—
Farmland	2,615	—	—	—	—
Multifamily	11,475	—	—	—	—
Owner occupied	67,727	2,392	1,849	—	—
Non-owner occupied	56,842	1,357	45	—	—
Total commercial real estate	157,152	4,265	4,245	—	—
Commercial:
Commercial and industrial	40,443	2,146	483	—	—
Agriculture	83	—	—	—	—
Other	52	—	—	—	—
Total commercial	40,578	2,146	483	—	—
Residential mortgage:
First lien, closed-end	42,560	3,113	475	—	—
Junior lien, closed-end	725	476	39	—	—
Total residential mortgage	43,285	3,589	514	—	—
Home equity lines	30,086	1,680	317	—	—
Consumer – other	3,713	309	—	—	—

Total	$274,814	$11,989	$5,559	$—	$—

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company’s loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company’s loan analysis and grading program and provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for potential losses inherent in the loan portfolio. Certain changes in factors may cause increases or decreases to the allowance for loan losses. The Company recorded $202,000 in provisions for loan losses for the quarter ended September 30, 2016. The Company recognized a recovery of $170,000 for the quarter ended September 30, 2015. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be adequate for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 and 2015.

	Beginning Balance	Provision for (Recovery) of Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2016
Commercial real estate	$2,283	$(459)	$—	$4	$1,828
Commercial and industrial	551	676	(41)	—	1,186
Residential mortgage	406	29	—	—	435
Consumer and home equity lines	301	(44)	(22)	3	238

Total	$3,541	$202	$(63)	$7	$3,687

September 30, 2015
Commercial real estate	$2,564	$(227)	$—	$131	$2,468
Commercial and industrial	522	(43)	—	55	534
Residential mortgage	418	98	(82)	—	434
Consumer and home equity lines	382	2	(4)	9	389

Total	$3,886	$(170)	$(86)	$195	$3,825

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and 2015.

	Beginning Balance	Provision for (Recovery) of Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2016
Commercial real estate	$2,302	$(432)	$(70)	$28	$1,828
Commercial and industrial	570	698	(99)	17	1,186
Residential mortgage	505	(70)	—		435
Consumer and home equity lines	346	(74)	(51)	17	238

Total	$3,723	$122	$(220)	$62	$3,687

September 30, 2015
Commercial real estate	$2,456	$(18)	$(108)	$138	$2,468
Commercial and industrial	705	(261)	—	90	534
Residential mortgage	464	97	(127)	—	434
Consumer and home equity lines	377	12	(11)	11	389

Total	$4,002	$(170)	$(246)	$239	$3,825

The allocation of the allowance for loan losses for September 30, 2016 and December 31, 2015 is presented in the tables below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
September 30, 2016
Commercial real estate	$1	$1,827	$1,828
Commercial and industrial	761	425	1,186
Residential mortgage	49	386	435
Consumer and home equity lines	—	238	238
Total	$811	$2,876	$3,687

December 31, 2015
Commercial real estate	$23	$2,279	$2,302
Commercial and industrial	80	490	570
Residential mortgage	102	403	505
Consumer and home equity lines	9	337	346
Total	$214	$3,509	$3,723

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company’s recorded investment in loans as of September 30, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	September 30, 2016		December 31, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$4,722	$166,186	$4,849	$160,813
Commercial and industrial	2,307	42,389	1,001	42,710
Residential mortgage	1,156	46,734	1,279	46,109
Consumer and home equity lines	281	38,178	412	35,692
Unearned Discounts	—	(533)	—	(503)

Total	$8,466	$292,954	$7,541	$284,821

At September 30, 2016 the Company had pre-approved but unused lines of credit totaling $52.1 million. In management’s opinion these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan transactions as of September 30, 2016 and 2015 is as follows:

	2016	2015
Dollars in thousands
Balance, beginning of year	$680	$710
Loan disbursements	52	59
Loan repayments	(195)	(80)
Changes in related parties	—	—
Balance, September 30	$537	$689

At September 30, 2016 and 2015 the Company had pre-approved but unused lines of credit totaling $132,000 and $136,000, respectively, to executive officers, directors and their related interests. Related party deposits totaled $1,090,000 and $1,488,000 at September 30, 2016 and 2015, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(8)        Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the periods ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Dollars in thousands
Balance, beginning of year	$1,994	$2,048
Additions	370	627
Proceeds from sale	(1,156)	(357)
Valuation adjustments	(278)	(15)
Gains (losses) on sales	(51)	(135)
Balance, end of quarter	$879	$2,168

The Company has two foreclosed residential real estate properties totaling $59,000 as of September 30, 2016.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $230,000 for September 30, 2016.

(9)        Stock Option Plans

The Bank has six share-based compensation plans in effect at September 30, 2016 and at September 30, 2015. The compensation cost charged against income for those plans was approximately $5,000 and $48,000 respectively for the three and nine month periods ended September 30, 2016. The compensation cost charged against income for those plans for the three and nine month periods ended September 30, 2015 was $34,000 and $98,000, respectively.

During 2001 the Bank adopted, with shareholder approval, an Incentive Stock Option Plan (the “2001 Employee Plan”) and a Non-statutory Stock Option Plan (the “2001 Director Plan”). Each plan makes available options to purchase 100,771 shares of the Bank’s common stock, for an aggregate number of common shares reserved for options under these plans of 201,542. The exercise price of all options granted to date under these plans is $3.14.

The options granted in 2006 through 2011 under the 2001 Director Plan and the 2001 Employee Plan vest over a four-year period. The options granted in 2005 under the 2001 Director Plan and the 2001 Employee Plan vest over a three-year period. All unexercised options expire ten years after the year of the grant or earlier in certain circumstances. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2001 Employee Plan and the 2001 Director Plan expired in 2011 in accordance with their terms and no further options may be granted under these plans.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

During 2005 the Bank adopted, with shareholder approval, an Incentive Stock Option Plan (the “2005 Employee Plan”) and a Non-statutory Stock Option Plan (the “2005 Director Plan”). The 2005 Employee Plan makes available options to purchase 72,389 shares of the Bank’s common stock and the 2005 Director Plan makes available 73,527 shares of the Bank’s common stock, for an aggregate number of common shares reserved under these plans of 145,916. The exercise price of all options granted to date under these plans range from $2.13 to $16.18.

The options granted in 2005 under the 2005 Director Plan and the 2005 Employee Plan vest over a three-year period. The options granted in 2006 through 2015 under the 2005 Employee Plan vest over a four-year period. All unexercised options expire ten years after the date of grant. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Additionally, the Bank granted 10,000 shares of restricted stock under the 2005 Employee Plan in 2014. The shares vest over a 3-year period. The 2005 Employee Plan and the 2005 Director Plan expired in 2015 in accordance with their terms and no further options may be granted under these plans.

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of September 30, 2016, there were 105,219 options outstanding from the converted plans with exercise prices ranging from $2.13 to $19.20.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three and nine months ended September 30, 2016 is as follows:

	Three months Ended September 30, 2016	Three months Ended September 30, 2016
Dollars in thousands
Option Grants	$2	$31
Restricted Stock Grants	3	3
Total Compensation Expense	$5	$34

	Nine months Ended September 30, 2016	Nine months Ended September 30, 2016
Dollars in thousands
Option Grants	$40	$90
Restricted Stock Grants	8	8
Total Compensation Expense	$48	$98

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

As of September 30, 2016 there was $34,000 of unrecognized compensation cost related to non-vested options granted under all of the Bank’s stock benefit plans. That cost is expected to be recognized over a weighted average period of 2 years. At September 30, 2016 there was $3,000 of unrecognized compensation cost related to non-vested restricted stock grants under all of the Bank’s stock benefit plans. This cost is expected to be recognized during 2016.

Upon exercise of the options, the Bank issues shares from authorized but unissued shares. The Bank does not typically purchase shares to fulfill obligations of the stock benefit plans.

(10)   Reclassifications

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and stockholders’ equity were not affected by these reclassifications.

(11)   Subsequent Event

On October 13, 2016, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $10 million in aggregate principal amount of 6.900% fixed-to-floating rate subordinated notes due 2026 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount.

The Notes have a stated maturity of October 15, 2026 and bear interest at a fixed rate of 6.900% per year, from and including October 13, 2016, to but excluding October 15, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears. From and including October 15, 2021, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per year equal to the then-current three-month LIBOR plus 571.8 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on or after October 13, 2021, and at any time upon the occurrence of certain events.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Carolina Trust BancShares, Inc. (the “Company”). This report to shareholders may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Carolina Trust BancShares, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in national, regional and local market conditions, legislative and regulatory conditions, and the interest rate environment.

Recent Developments

Bank Holding Company Reorganization

As previously reported, at Carolina Trust Bank’s (the “Bank”) annual meeting held on May 10, 2016, the Bank’s shareholders approved the reorganization of the Bank into a bank holding company form of organization. On August 16, 2016, the Company announced that it had consummated the statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate. The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is the only subsidiary of the Company. Additional detail regarding the reorganization can be found in the Bank’s definitive proxy statement filed with the FDIC on April 6, 2016 and in the Company’s current report on Form 8-K filed with SEC on August 16, 2016.

Clarification of Board Committee Membership

In the Bank’s proxy statement filed on April 6, 2016, the Bank listed its Chairman, Johnathan L. Rhyne, Jr., as an ex officio member of its audit committee and its President and CEO, Jerry L. Ocheltree, as an ex officio member of its compensation committee. This was incorrect, and Mr. Rhyne, who is an independent director, is a member of the audit committee. Mr. Ocheltree is not a member of the compensation committee, whether in a non-voting or an ex officio capacity. Upon the compensation committee’s request, Mr. Ocheltree provides such information or presentations as the compensation committee may request.

Private Placement of Subordinated Notes

On October 13, 2016, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $10 million in aggregate principal amount of 6.900% fixed-to-floating rate subordinated notes due 2026 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount.

The Notes have a stated maturity of October 15, 2026 and bear interest at a fixed rate of 6.900% per year, from and including October 13, 2016, to but excluding October 15, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears. From and including October 15, 2021, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per year equal to the then-current three-month LIBOR plus 571.8 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on or after October 13, 2021, and at any time upon the occurrence of certain events.

Discussion of Financial Condition at September 30, 2016 and December 31, 2015

During the period from December 31, 2015 to September 30, 2016, total assets increased by approximately $38.1 million, or 11.41%. The increase, reflected primarily in interest earning deposits with banks, investment securities available for sale, and loans, was funded by an increase in deposits and Federal Home Loan Bank advances. Interest-earning deposits with banks, federal funds sold, and securities available for sale at September 30, 2016 totaled $54.0 million compared to $23.0 million at December 31, 2015.

The Company’s investment securities portfolio as of September 30, 2016 totaled $26.9 million, an increase of $4.0 million from the $22.9 million reported at December 31, 2015. All of the company’s investment securities are classified as Available for Sale (AFS). During the third quarter of 2016, in order to reduce risk-weighted assets and to increase earnings and risk-based capital, the Company made a decision to sell an investment security in the amount of $747,000. The Company realized a net gain of $55,000 on this transaction. At September 30, 2016, the Company had net unrealized gains on available for sale securities of $197,000, net of tax, as compared to net unrealized loss of $218,000, net of tax, at December 31, 2015.

At September 30, 2016, net loans constituted 80.00% of the Company’s total assets. Net loans increased by $9.1 million from December 31, 2015 to September 30, 2016. All of the portfolio segments increased during the first nine months of 2016, with commercial real estate experiencing the largest amount of growth at $5.2 million or 3.17%. Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

At September 30, 2016 and December 31, 2015 impaired loans, which consisted primarily of troubled debt restructures and non-accrual loans, were $8.5 million and $7.5 million respectively. Impaired loans of $2.7 million and $1.6 million had related allowances for loan losses aggregating $811,000 and $214,000 at September 30, 2016 and December 31, 2015, respectively. There were $5.8 million and $5.9 million of impaired loans without an allowance at September 30, 2016 and December 31, 2015. Impaired loans at September 30, 2016 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At September 30, 2016 there were ten loans amounting to approximately $4.7 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These ten restructured loans are considered troubled debt restructurings at September 30, 2016 and have specific reserves amounting to approximately $178,000. Of these ten loans, nine loans totaling $4.6 million were accruing interest at September 30, 2016. At December 31, 2015, there were ten loans totaling $4.9 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance and of these ten loans, nine loans totaling $4.7 million were accruing interest. Reserves for loans not considered impaired were approximately $2.9 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. The allowance for loan losses at September 30, 2016 and December 31, 2015 is 1.22% and 1.27% respectively of gross loans outstanding. This decrease in this percentage is due to decrease in the historical charge offs used in the model which uses the prior three years of losses that are part of the general allowance for non-impaired loans.

The Company records provisions for loan losses based upon known problem loans and estimated probable losses in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a model estimating probable losses for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio, trends in portfolio credit quality, including delinquency and charge-off rates and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets decreased to $15.5 million at September 30, 2016 compared to $17.5 million at December 31, 2015. The decrease is attributed mostly to the decrease in foreclosed assets of $1.1 million due to the sale of nine properties. At September 30, 2016 foreclosed assets consisted of seven properties valued at $879,000.

Deposit accounts represent the Company’s primary funding source and are comprised of non-interest bearing demand deposits, interest bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $38.2 million during the nine months ended September 30, 2016. The increase is primarily due to the increase in institutional deposits of $21 million. Non-interest bearing demand deposits, money market and NOW deposits, savings deposits and time deposits increased by approximately $8.4 million, $15.6 million, $0.3 million and $13.9 million respectively.

Federal Home Loan Bank advances totaled $14.1 million at September 30, 2016, an increase of $1.1 million over the $13.0 million advanced at December 31, 2015.

Stockholders’ equity amounted to $31.7 million, or 8.52% of total assets at September 30, 2016, compared to $30.5 million, or 9.12% of total assets at December 31, 2015.

Discussion of Results of Operations

For the three months ended September 30, 2016 and 2015

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended September 30, 2016 was $85,000 compared to $431,000 for the third quarter of 2015, a decrease of $346,000. Net income available to common shareholders (which includes the effect of dividends on the aforementioned non-controlling interest) was $27,000 for the third quarter of 2016 compared to $372,000 for the three months ended September 30, 2015. The net income available to common shareholders for the third quarter of 2016 is a decrease of $345,000 when compared to the third quarter of 2015. Diluted earnings per common share was $0.01 for the three months ended September 30, 2016 compared to $0.08 for the third quarter of 2015. The decrease in net income is primarily due to an increase in the loan loss provision of $372,000 or $238,000 net of taxes. The provision for the three months ended September 30, 2016 of $202,000 was attributed to a specific reserve for one commercial loan that was downgraded during the quarter.

Net Interest Income

Net interest income is the primary source of earnings for the Company. Net interest income is the difference between interest income on earning assets (primarily loans and investment securities) and the interest expense on deposits and other interest bearing liabilities. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to average assets for the period. Changes in net interest income result from changes in interest rates and the volume and mix of earning assets and interest-bearing liabilities.

Net interest income for the quarter ended September 30, 2016, totaled $3,274,000 compared to $3,292,000 for the quarter ended September 30, 2015. The Company’s net interest spread was approximately 3.52% and 4.04% for the quarters ended September 30, 2016 and 2015, respectively. Net interest margin on average interest earning assets was 3.67% and 4.17% for the quarters ended September 30, 2016 and 2015, respectively. Net interest spread decreased by 52 basis points, and net interest margin decreased by 50 basis points. The decreases in net interest spread and net interest margin are due primarily to a lower yields on average earning assets. The bank grew deposits in the first quarter of 2016 to build liquidity, following its rapid loan growth in 2015. While some of the funds were invested in securities, most of the cash was invested in overnight interest bearing accounts to maintain liquidity for future loan growth. This growth in overnight funds as a percentage of earning assets in 2016 resulted in a lower yield as compared to 2015.

Provision for Loan Losses

The Company recorded a provision for loan losses of $202,000 for the quarter ended September 30, 2016 and recovery of $170,000 for the quarter ended September 30, 2015. This increase in the provision for loan losses is due to an increase in impaired loans and also an increase in the amount of loans outstanding. The recovery in the prior-period was the result of improvement in credit quality trends, including lower nonperforming assets, lower charge-off levels and lower classified asset levels. The ratio of the allowance for loan and lease losses as a percentage of total loans decreased from 1.34% at September 30, 2015 to 1.22% at September 30, 2016. This decrease in this percentage is due to decrease in the historical charge offs used in the model which uses the prior three years of losses that are components of the general allowance for non-impaired loans. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

September 30, 2016	$301,420	$3,579	$55	$3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165
June 30, 2014	222,529	2,767	(102)	4,143
March 31, 2014	221,887	3,603	(54)	4,165
December 31, 2013	223,891	3,297	557	4,066
September 30, 2013	222,594	4,087	474	3,985
June 30, 2013	216,054	3,894	1,609	4,060
March 31, 2013	215,984	9,107	350	4,836

Non-interest Income

Non-interest income for the quarter ended September 30, 2016 totaled $349,000, an increase of $65,000 over the $284,000 reported for the quarter ended September 30, 2015. The primary factor contributing to the overall increase was the gain on the sale of an investment security of $55,000 recorded in the third quarter of 2016. Interchange fee income increased $16,000 for the quarter ended September 30, 2016 when compared to the same period in 2015. The increase in interchange fees is due to an increase in the number of deposit accounts. Overdraft fees on deposits, service charges on deposits, mortgage fee income, customer service fees, ATM income and other income remained relatively constant for the quarters ended September 30, 2016 and September 30, 2015.

Non-interest Expense

Non-interest expenses for the September 30, 2016 and 2015 quarters totaled $3,172,000 and $2,848,000, respectively. The $324,000 increase was due in part to a $106,000 or 134% increase in professional fees due to legal fees, audit fees, compliance support, strategic planning, and other consultants. Legal fees related to the reorganization to a bank holding company accounted for most of the increase. There was also an increase of $98,000 or 196% in foreclosed asset expense, due to an increase in impairment losses on foreclosed properties. Salaries and employee benefits expense increased by $69,000 or 4.3% due to health insurance cost increases. An increase of $50,000 was also recorded in data processing expense due to an increase in the number of customer accounts and also due to expenses for conversion of our core processing systems that is in progress. The conversion is scheduled to be completed in second quarter of 2017. Insurance expenses decreased $63,000. This decrease is primarily due to the decrease in deposit insurance.

Income Tax Expense

The Company recorded income tax expense of $164,000 for the three month period ended September 30, 2016 resulting in an effective tax rate of 66%. For the same period in 2015, the Company recorded income tax expense of $467,000 with an effective tax rate of 52%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and is reducing the tax rate to 3% in 2017. Income tax expense for both periods ended September 30, 2016 and 2015 include rate revaluations of $79,000 and $99,000, respectively, of the deferred tax asset to reflect these decreases in state corporate tax rates. If the rate revaluations are excluded, the effective tax rates would be 34% for the quarter ended September 30, 2016 and 41% for the quarter ended September 30, 2015.

Discussion of Results of Operations

For the nine months ended September 30, 2016 and 2015

Net Income and Net Income Available to Common Shareholders

Net income for the nine months ended September 30, 2016 was $959,000 compared to $967,000 for the nine months ended September 30, 2016, a decrease of $8,000. Net income available to common shareholders (which includes the effect of dividends on the aforementioned non-controlling interest) was $784,000 for the nine months ended September 30, 2016 compared to $791,000 for the nine months ended September 30, 2015, a $7,000 decrease. Diluted earnings per common share was $0.17 for both the nine months ended September 30, 2016 and September 30, 2015.

Net Interest Income

Net interest income for the nine months ended September 30, 2016, totaled $10,042,000 compared to $9,239,000 for the nine months ended September 30, 2015. The Company’s net interest spread was approximately 3.72% and 4.05% for the nine months ended September 30, 2016 and 2015, respectively. Net interest margin on average interest earning assets was 3.87% and 4.18% for the nine months ended September 30, 2016 and 2015, respectively. The decreases in net interest spread and net interest margin were 0.33% and 0.31% respectively. The decreases in net interest spread and net interest margin are due primarily to a lower yields on average earning assets. The increase in net interest income at September 30, 2016 when compared to September 30, 2015 is due to the increase in the volume of interest earning assets, primarily loans.

Provision for Loan Losses

The Company recorded provisions for loan losses of $122,000 for the nine months ended September 30, 2016 and recorded a recovery of provision for loan losses of $170,000 for the nine months ended September 30, 2015. This increase in the provision for loan losses is due to an increase in impaired loans and also an increase in the amount of loans outstanding. The recovery in the prior-period was the result of improvement in credit quality trends, including lower nonperforming assets, lower charge-off levels and lower classified asset levels. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the nine months ended September 30, 2016 and 2015 totaled $947,000 and $807,000, respectively. The increase of $140,000 is comprised of interchange fee income, gain on the sale of an investment security of $55,000, and overdraft fees. Interchange fee income increased $59,000 or 21.9% and overdraft fees increased $34,000 or 12.6% due to the increase in the number of deposit accounts.

Non-interest Expense

Non-interest expenses for the nine months ended September 30, 2016 and 2015 totaled $9,245,000 and $8,401,000, respectively. The $844,000 increase was due in part to a $287,000 or 6.0% increase in salaries and employee benefits as a result of health insurance increases, merit increases and performance bonus increases. There was also an increase of $312,000 or 162.5% in professional fees due to legal fees, audit fees, compliance support, strategic planning, and other consulting services. Legal fees related to the reorganization to a bank holding company accounted for most of the increase. Foreclosed asset expense also increased $188,000 or 98.4% due to an increase in impairment losses on foreclosed property. An increase of $75,000 or 15.6% was also recorded in data processing expense due to an increase in the number of customer accounts and also due to expenses for conversion of our core products that is currently in process. The conversion is to be completed in second quarter of 2017. These increases were offset partially by decreases in insurance expense and loan expense of $77,000 and $84,000, respectively. The decrease in insurance expense is due to the decrease in the deposit insurance. The decrease in loan expense is due to decreases in loan collection expense.

Income Tax Expense

The Company recorded income tax expense of $663,000 for the nine months ended September 30, 2016 resulting in an effective tax rate of 41%. For the same period in 2015, the Company recorded income tax expense of $848,000 with an effective tax rate of 47%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and is reducing the tax rate to 3% in 2017. Income tax expense for both periods ended September 30, 2016 and 2015 include rate revaluations of $79,000 and $99,000, respectively, of the deferred tax asset to reflect these decreases in state corporate tax rates. If the rate revaluations are excluded, the effective tax rates would be 36% for the nine months ended September 30, 2016 and 41% for the nine months ended September 30, 2015.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposits with banks, federal funds sold and investment securities classified as available for sale, comprised 16.14% and 8.75% of total assets at September 30, 2016 and December 31, 2015, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available for sale or to borrow funds as necessary to meet the Company’s cash flow demands. The Company has established credit lines with other financial institutions to purchase up to $13 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at September 30, 2016. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at September 30, 2016 was $60.7 million, of which $14.1 million was advanced.

Total deposits were $323 million and $284.8 million at September 30, 2016 and December 31, 2015 respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 51.28% and 53.29% of total deposits at September 30, 2016 and December 31, 2015 respectively. At September 30, 2016 and December 31, 2015 the Company had brokered time deposits of $25.7 million and $27.3 million respectively. Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower. Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company’s capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including quality and stability of earnings, asset quality, guidance and expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relationship to total assets adjusted for risk.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement began January 1, 2016, at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Management considers the Company and the Bank to be well-capitalized and expects to be able to meet future needs caused by growth and expansion, as well as capital requirements implemented by the regulatory agencies.

Beginning January 1, 2015, the Company and the Bank calculate regulatory capital under the U.S. Basel III Standardized Approach.

The Table below presents the regulatory capital ratios for the Bank.

	At September 30, 2016
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	8.88%	4.50%	6.50%
Total risk-based capital ratio	10.69%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.50%	6.00%	8.00%
Tier 1 leverage ratio	8.00%	4.00%	5.00%

Item 4. - Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) as of September 30, 2016 and 2015; (vii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; and (viii) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: November 10, 2016	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer