Form 10-K
period 2016-12-31
Carolina Trust BancShares, Inc.
filed 2017-03-24
CIK 1676667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______to ______ .

COMMISSION FILE NUMBER 000-55683

CAROLINA TRUST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	81-2019652
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 EAST MAIN STREET
LINCOLNTON, NORTH CAROLINA	28092
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (704) 735-1104

 Securities registered pursuant to Section 12(b) of the Act

NONE

 Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $2.50 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,683,674.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 4,654,880 shares of common stock outstanding as of March 15, 2017.

Documents Incorporated by Reference

Portions of the Registrant’s 2016 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 and (ii) the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

PART I

Item 1.	Business

Corporate history. Carolina Trust BancShares, Inc. (the “Company”) was incorporated under the laws of the State of North Carolina on February 29, 2016, at the direction of the Board of Directors of Carolina Trust Bank (the “Bank”), for the purpose of serving as the bank holding company of the Bank and is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). The Bank exchanged all of its outstanding shares of capital stock for shares of the Company’s common stock on a one-for-one basis, thereby making the Company the Bank’s sole shareholder and bank holding company. The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company’s corporate office is located at 901 East Main Street, Lincolnton, North Carolina.

The Bank is a North Carolina-chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The Bank is not a member of the Federal Reserve System. The Bank was incorporated on December 5, 2000, and began operations on December 8, 2000. On October 15, 2009, the Bank acquired Carolina Commerce Bank, Gastonia, North Carolina (“Carolina Commerce”).

At December 31, 2016, the Company had consolidated total assets of approximately $375 million, total deposits of approximately $319 million, and shareholders’ equity of approximately $29 million.

Business of the Bank. The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Lincoln, Gaston, Rutherford, and Catawba Counties and surrounding areas, with all decisions and product offerings to be in the best interest of its customers while providing an acceptable return for the shareholders of the Bank. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services. The Bank serves its customers through a network of automated teller machines and eight branch offices located in the following North Carolina cities: Lincolnton, Denver, Forest City, Gastonia, Hickory, Lake Lure, and Vale. In addition, the Bank operates a loan production office in Mooresville, North Carolina. The Bank uses the most current technology to satisfy the banking needs of its customers.

Market area and competition. The Bank’s market area consists primarily of Lincoln, Gaston and Rutherford Counties, North Carolina and includes parts of Catawba County. The market area is located in the south central Piedmont region of North Carolina. While Lincoln and Rutherford Counties are largely rural, portions of Gaston County comprise part of the Charlotte-Gastonia-Rock Hill Metropolitan Statistical Area. The market area includes the high growth parts of Lincoln County, both in terms of commercial and real estate activity. Lincoln, Gaston and Rutherford Counties are served by major U.S. Highways and several state highways. Lincoln and Gaston Counties are served by or in close proximity to U.S. Interstate Highways 40, 85 and 77, and Charlotte Douglas International Airport is accessible to both counties.

Commercial banking in North Carolina is extremely competitive due to the early adoption of state laws allowing statewide branching. As of June 30, 2016, there were 25 branches in Lincoln County operated by nine commercial banks, including the Bank, and one savings institution. On that date, approximately $1.19 billion in deposits were located in Lincoln County, and deposits of the Bank were approximately $215.2 million, representing approximately 18.1% of the total deposits in Lincoln County. As of June 30, 2016, there were 51 branches in Gaston County operated by 13 commercial banks, including the Bank, and one savings institution. On that date, approximately $2.38 billion in deposits were located in Gaston County, and deposits of the Bank were approximately $75.2 million, representing approximately 3.2% of the total deposits in Gaston County. As of June 30, 2016, there were 19 branches in Rutherford County operated by 11 commercial banks. On that date, approximately $677.6 million in deposits were located in Rutherford County and deposits of the Bank were approximately $26.3 million, representing approximately 3.9% of the total deposits in Rutherford County. As of June 30, 2016, there were 47 branches in Catawba County operated by 14 commercial banks. On that date, approximately $2.55 billion in deposits were located in Catawba County and deposits of the Bank were approximately $6.7 million, or less than 1% of total deposits in Catawba County. Thus, the Bank faces significant competition in its market area for deposits and loans from other depository institutions. Many of its competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer some services the Bank does not provide.

The Bank competes not only with financial institutions based in North Carolina, but also with out-of-state banks and other out-of-state financial institutions that have an established market presence in both the state as a whole and in Lincoln, Gaston and Rutherford Counties in particular. Many of the financial institutions operating in North Carolina are engaged in local, regional, national, and international operations, and they have more assets and personnel than the Bank. The Bank competes with the major super-regional banks, which, because of their greater resources, are able to perform certain functions for their customers, including trust and investment banking services, that the Bank is not equipped to offer directly. The Bank does, however, offer some of those services through its correspondent banks.

Additionally, with the elimination of restrictions on interstate banking, the Bank may be required to compete with out-of-state financial institutions not presently in its market area. The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in Lincoln, Gaston and Rutherford Counties. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in the Company’s market area could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. The Company also currently anticipates that it will evaluate opportunities to expand its array of technology-based products to its customers from time to time in the future.

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, the Company is subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Federal Reserve System. The Bank has a North Carolina commercial bank charter and is subject to regulation, supervision and examination by the FDIC and the North Carolina Commissioner of Banks (“NCCOB”).

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

●	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

●	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

●	it may merge or consolidate with any other bank holding company.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977 (“CRA”), both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The BHCA generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company has not filed an election to become a financial holding company.

Under Federal Reserve policy codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act ( the “Dodd-Frank Act”), the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act (the “FDI Act”), popularly known as the “Bank Merger Act,” requires the prior written approval of the federal banking regulators before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits approval of any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the approval of a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if federal regulators find that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, federal banking regulators must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of a bank’s charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of a bank’s capital, and may appoint a receiver.

On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which the Bank is subject were amended. Under the revised banking laws, the NCCOB continues to enforce specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The FDIC and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the bank it owns. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from its bank subsidiary, the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Company and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Specifically, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Adequacy

The Bank is required to comply with the capital adequacy standards established by the FDIC, which are substantially identical to those issued by the Federal Reserve. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. Bank holding companies with at least $1 billion in assets must satisfy all applicable capital standards to be considered in compliance. Bank holding companies with assets of less than $1 billion and that meet certain other criteria qualify for the Federal Reserve Bank’s Small Bank Holding Company Policy that exempts those companies from the risk-based capital and leverage rules. The Company qualifies for this exemption.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

At December 31, 2016 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.46% and 11.40%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, federal banking regulators can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The FDI Act requires the federal regulatory agencies to take “prompt corrective action” (“PCA”) if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

●	“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 8% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

●	“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

●	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 6% or a leverage ratio of less than 4% (3% in certain circumstances);

●	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 3%; and

●	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, the Bank had capital levels that qualify as “well capitalized” under such regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and the Bank operate changed in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

On July 2, 2013, the Federal Reserve approved a final rule that established an integrated regulatory capital framework to address perceived shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. This rule began to apply to the Company and the Bank effective January 1, 2015 with certain requirements phased in over the next four years.

The major provisions of the rule applicable to us are:

●	The rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

●	The rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

●	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and will be fully phased in beginning in 2019. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

●	The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Bank was required to comply with the new rule beginning on January 1, 2015. Compliance by the Bank with these capital requirements affects its operations by increasing the amount of capital required to conduct operations.

Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, since passage of the Dodd-Frank Act, a bank is now permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund, or DIF, member institution based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2016 and 2015 were $267,000 and $302,000, respectively.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than total deposits. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the DIF. This could, in turn, raise our future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller commercial banks, such as the Bank, may otherwise have to pay in the future. While it is likely that the new law will increase our future deposit insurance assessment costs in the near term, the specific amount by which the new law’s combined changes will affect our deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly, and in 2016 was 14 basis points per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

Community Reinvestment Act

The CRA requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination. The Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of May 16, 2016.

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), portions of which amended the Bank Secrecy Act, requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates for public companies, such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the significant portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on our business and results of operations cannot be predicted.

On February 3, 2017, President Trump signed an executive order entitled “Presidential Executive Order on Core Principles for Regulating the United States Financial System.” The executive order requires the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (including the Federal Reserve) and report to the president within 120 days of the date of the executive order on the extent to which existing laws, regulations, and other policies promote the core principles outlined in the order. The report must also identify any laws, regulations, and other policies that inhibit financial regulation in a manner consistent with the core principles. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to investors by restricting certain of our activities. The Company cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business and results of operations.

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $300,800 at December 31, 2016. In addition holding membership stock, the Bank is required to purchase stock based on its amount of outstanding advances. This activity-based stock totaled $726,800 at December 31, 2016. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. The Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

●	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2016, the Bank’s C&D concentration as a percentage of risk-based capital totaled 67.54% and the Bank’s CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 269.96%.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies, such as Carolina Trust BancShares, Inc., as part of the regular, risk-focused supervisory process.

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The Federal Reserve’s proposed guidance regarding incentive compensation policies was re-proposed in May 2016 and the public comment period for the proposed rule has now closed.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implemented many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and the Bank cannot be anticipated at this time. To date, the Dodd-Frank Act and implementing regulations have increased and may continue to increase our operating and compliance costs.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Item not required for smaller reporting companies.

Item 2.	Properties

The Bank’s headquarters is leased under a long-term lease agreement with an option to buy at any time. The Bank purchased a modular unit and leased the site for its West Lincolnton branch office on Highway 27 with an option to buy at any time. The Bank also leases facilities in Forest City, Lincolnton, Hickory, Lake Lure, and Vale, North Carolina for branch offices and in Mooresville for a loan production office. The Bank owns its Denver, North Carolina branch. Through the acquisition of Carolina Commerce, the Bank acquired a branch office in Gastonia, which the Bank owns. See Note H to the financial statements incorporated by reference herein from the Annual Report for additional information regarding the properties of the Company and the Bank.

Additional branch offices may be opened at later dates if deemed appropriate by our Board of Directors and if regulatory approval can then be obtained. The Board of Directors may acquire property in which a director, directly or indirectly, has an interest. In such event, the acquisition of such facilities for the Bank shall be approved by a majority of the Board of Directors, excluding any individual who may have such an interest in the property.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2016 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock of the Bank. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CART.” As of March 15, 2017, the Company had approximately 1,476 shareholders of record. The following table shows the high and low closing prices for each quarter the Company’s common stock traded on the Nasdaq Capital Market, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions:

		Price
Year	Quarterly Period	High	Low

2015	First Quarter	$5.59	$3.31
	Second Quarter	5.62	4.22
	Third Quarter	6.21	4.40
	Fourth Quarter	6.40	4.76

2016	First Quarter	$6.39	$5.80
	Second Quarter	6.19	5.60
	Third Quarter	6.29	5.85
	Fourth Quarter	6.68	6.02

High and low prices prior to August 16, 2016 are for shares of the Bank’s common stock, which traded on the Nasdaq Capital Market under the symbol “CART” prior to the formation of the Company as the Bank’s holding company.

Restrictions on cash dividends. The Board of Directors anticipates that a majority of Company’s earnings in the foreseeable future will be required for continued development of its business. The payment of future cash dividends, if any, will be determined by the Board of Directors and is dependent upon the Company’s capital levels, earnings, financial condition, business projections, and other pertinent factors.

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends we receive from the Bank or from funds held at the holding company from the sale of equity or debt securities. At present, the Company’s only source of income is dividends paid by the Bank. The Company must pay all of its operating expenses from funds it receives from the Bank or from excess funds held at the holding company. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and where the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to the Company will likely be for amounts needed to pay any separate expenses of the Company, to make required payments on our outstanding debt obligations, including interest payments on our outstanding subordinated debt, and/or cash dividends declared and paid to the Company shareholders, if any.

Under federal banking law, no cash dividend may be paid if the Bank is undercapitalized or insolvent or if payment of the cash dividend would render the Bank undercapitalized or insolvent, and no cash dividend may be paid by the Bank if it is in default of any deposit insurance assessment due to the FDIC.

No unregistered sales of securities occurred during 2016.

Item 6.	Selected Financial Data

Item not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2016.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organization’s (“COSO”) 2013 Internal Control Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

Date: March 24, 2017	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: March 24, 2017	/s/ Edwin E. Laws
Edwin E. Laws
Chief Financial Officer and Principal Accounting Officer

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to, among others, its principal executive officer and principal financial officer. The Company’s Code of Ethics is available to any person, without charge, upon written request submitted to Ms. Sue S. Stamey, Corporate Secretary, Carolina Trust Bank, 901 East Main Street, Lincolnton, North Carolina 28092.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	184,892	$6.67	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	184,892	$6.67	-0-

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2016, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None.

3.	Exhibits The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

(The following exhibits are incorporated by reference or filed herewith.)

Exhibit No.	Description of Exhibit
2.01	Agreement and Plan of Reorganization and Share Exchange dated March 30, 2016 between the Registrant and the Bank (incorporated by reference from Exhibit 2.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

3.01	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

3.02	Bylaws of the Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

4.01	Form of Warrant to Purchase Common Stock of Carolina Trust Bank dated June 12, 2013 (incorporated by reference from Exhibit 4.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.01	Employment Agreement dated January 2, 2014 with Jerry L. Ocheltree (incorporated by reference from Exhibit 10.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.02	Amendment One to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.03	Amendment Two to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (incorporated by reference from Exhibit 10.03 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.04	Employment Agreement dated May 25, 2016 with Edwin E. Laws (incorporated by reference from Exhibit 10.04 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.05	Employment Agreement dated June 6, 2006 with Richard M. Rager (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.06	Amendment One to Employment Agreement with Richard M. Rager dated November 1, 2007 (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.07	Amendment Two to Employment Agreement with Richard M. Rager dated December 1, 2008 (incorporated by reference from Exhibit 10.07 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.08	Amendment Three to Employment Agreement with Richard M. Rager dated March 1, 2014 (incorporated by reference from Exhibit 10.08 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.09	Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated January 1, 2014 (incorporated by reference from Exhibit 10.09 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.10	Supplemental Executive Retirement Plan adopted as of August 1, 2007 (incorporated by reference from Exhibit 10.10 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.11	Carolina Trust Bank 2001 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.11 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.12	Carolina Trust Bank 2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.12 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.13	Carolina Trust Bank 2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.13 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.14	Carolina Commerce Bank Employee Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.15	Carolina Commerce Bank Director Stock Option Plan (incorporated by reference from Exhibit 10.15 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

13	Annual Report to Security Holders

21.01	List of the Registrant’s Subsidiaries

23.01	Consent of Dixon Hughes Goodman LLP

31.01	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Ocheltree	March 24, 2017
Jerry L. Ocheltree, President, Chief Executive Officer, and Director

/s/ Edwin E. Laws	March 24, 2017
Edwin E. Laws, Chief Financial Officer and Principal Accounting Officer

/s/ Bryan Elliot Beal	March 24, 2017
Bryan Elliot Beal, Director

/s/ Scott Craig Davis	March 24, 2017
Scott Craig Davis, Director

/s/Johnathan L. Rhyne, Jr.	March 24, 2017
Johnathan L. Rhyne, Jr. Director

/s/ Frederick P. Spach, Jr.	March 24, 2017
Frederick P. Spach, Jr., Director

/s/ Ralph N. Strayhorn, III.	March 24, 2017
Ralph N. Strayhorn, III, Director

/s/ Jim R. Watson	March 24, 2017
Jim R. Watson, Director

CAROLINA TRUST BANCSHARES, INC.

Exhibit Index

Exhibit No.	Description of Exhibit
2.01	Agreement and Plan of Reorganization and Share Exchange dated March 30, 2016 between the Registrant and the Bank (incorporated by reference from Exhibit 2.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

3.01	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

3.02	Bylaws of the Registrant (incorporated by reference from Exhibit 3.02 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

4.01	Form of Warrant to Purchase Common Stock of Carolina Trust Bank dated June 12, 2013 (incorporated by reference from Exhibit 4.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.01	Employment Agreement dated January 2, 2014 with Jerry L. Ocheltree (incorporated by reference from Exhibit 10.01 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.02	Amendment One to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (incorporated by reference from Exhibit 10.02 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.03	Amendment Two to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (incorporated by reference from Exhibit 10.03 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.04	Employment Agreement dated May 25, 2016 with Edwin E. Laws (incorporated by reference from Exhibit 10.04 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.05	Employment Agreement dated June 6, 2006 with Richard M. Rager (incorporated by reference from Exhibit 10.05 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.06	Amendment One to Employment Agreement with Richard M. Rager dated November 1, 2007 (incorporated by reference from Exhibit 10.06 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.07	Amendment Two to Employment Agreement with Richard M. Rager dated December 1, 2008 (incorporated by reference from Exhibit 10.07 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.08	Amendment Three to Employment Agreement with Richard M. Rager dated March 1, 2014 (incorporated by reference from Exhibit 10.08 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.09	Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated January 1, 2014 (incorporated by reference from Exhibit 10.09 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.10	Supplemental Executive Retirement Plan adopted as of August 1, 2007 (incorporated by reference from Exhibit 10.10 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.11	Carolina Trust Bank 2001 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.11 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.12	Carolina Trust Bank 2005 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.12 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.13	Carolina Trust Bank 2005 Nonstatutory Stock Option Plan (incorporated by reference from Exhibit 10.13 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.14	Carolina Commerce Bank Employee Stock Option Plan (incorporated by reference from Exhibit 10.14 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

10.15	Carolina Commerce Bank Director Stock Option Plan (incorporated by reference from Exhibit 10.15 to Registrant’s Form 8-K12G3, filed on August 16, 2016)

13	Annual Report to Security Holders

21.01	List of the Registrant’s Subsidiaries

23.01	Consent of Dixon Hughes Goodman LLP

31.01	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.