Form 10-Q
period 2017-03-31
Carolina Trust BancShares, Inc.
filed 2017-05-12
CIK 1676667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer, “ “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The number of shares of the registrant’s common stock outstanding as of May 12, 2017 was 4,654,880

Part I. Financial Information

Item 1 – Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016*
Assets
Cash and due from banks	$10,637	$8,063
Interest-earning deposits with banks	14,722	18,086
Cash and cash equivalents	25,359	26,149

Certificates of deposit with banks	1,498	1,498
Investment securities available-for-sale, at fair value (amortized cost $27,092 and $27,459 at March 31, 2017 and December 31, 2016, respectively)	26,861	27,063
Federal Home Loan Bank stock, at cost	1,064	942
Loans	311,609	308,492
Less: Allowance for loan and lease losses	(3,471)	(3,393)
Net Loans	308,138	305,099

Bank owned life insurance	7,034	1,498
Accrued interest receivable	889	945
Bank premises, equipment and software	6,726	6,388
Foreclosed assets	880	1,011
Core deposit intangible, net of accumulated amortization of $679 and $667 at March 31, 2017 and December 31, 2016, respectively	106	117
Other assets	3,926	4,207
Total Assets	$382,481	$374,917

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$43,886	$38,593
Interest-earning demand deposits	103,966	99,084
Savings	21,433	21,059
Time deposits	153,894	159,929
Total deposits	323,179	318,665

Capital lease obligation	253	268
Federal Home Loan Bank advances	17,100	14,100
Long term subordinated debt	9,622	9,605
Accrued interest payable	420	287
Other liabilities	2,546	2,959
Total liabilities	353,120	345,884

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,654,880 and 4,650,808 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,637	11,627
Additional paid-in capital	12,990	12,988
Retained earnings	4,452	4,241
Accumulated other comprehensive income (loss)	(144)	(249)
Total stockholders’ equity	29,361	29,033
Total Liabilities and Stockholders’ Equity	$382,481	$374,917

*Derived from Carolina Trust Bancshares Inc.’s audited financial statements included in its 2016 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on loans	$3,860	$3,747
Interest on investment securities and cash	217	280
Total interest income	4,077	4,027

Interest Expense
Interest expense non-maturity deposits	75	54
Interest expense time deposits	508	537
Interest expense borrowed funds	45	41
Interest expense capital lease	5	6
Interest expense on subordinated debt	190	—
Total interest expense	823	638
Net interest income	3,254	3,389
Loan loss provision/(recovery)	151	(80)
Net interest income after loan loss provision/(recovery)	3,103	3,469

Noninterest income
Overdraft fees on deposits	84	105
Interchange fee income	119	105
Service charges on deposits	14	14
Mortgage fee income	16	22
Customer service fees	13	14
ATM income	6	5
Bank-owned life insurance income	36	4
Other income	4	17
Total noninterest income	292	286

Noninterest expense
Salaries & benefits expense	1,743	1,717
Occupancy expense	204	217
Furniture, fixture & equipment expense	140	119
Data processing expense	268	175
Office supplies expense	20	15
Professional fees	106	219
Advertising and marketing	35	38
Insurance	73	81
Foreclosed asset expense, net	40	128
Check card expense	99	91
Loan expense	37	32
Stockholder expense	58	19
Directors fees and expenses	70	55
Telephone expense	70	52
Core deposit intangible amortization expense	12	15
Other operating expense	101	132
Total noninterest expense	3,076	3,105
Pre-tax income	319	650
Income tax expense	108	233
Net income	211	417
Less income attributable to noncontrolling interest	—	59
Net income attributable to Carolina Trust BancShares	$211	$358

Earnings per share
Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share	$0.04	$0.08
Weighted average common shares outstanding	4,654,386	4,649,558
Diluted average common shares outstanding	4,734,010	4,697,539

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$211	$417

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	166	338
Deferred income tax benefit (expense)	(61)	(127)
Total other comprehensive income (loss)	105	211

Total comprehensive income (loss)	$316	$628

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
March 31, 2017 and 2016
(Dollars in thousands)

	2017 Shares Outstanding	March 31, 2017	2016 Shares Outstanding	March 31, 2016
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,650,808	$11,627	4,646,225	$11,616
Exercise of stock options	738	2	—	—
Restricted stock vesting	3,334	8	3,333	8
Balance, end of period	4,654,880	$11,637	4,649,558	$11,624

Additional paid-in capital
Balance, beginning of year		$12,988		$12,936
Stock-based compensation		9		10
Exercise of stock options		1		—
Restricted stock vesting		(8)		(8)
Balance, end of period		$12,990		$12,938

Retained earnings (deficit)
Balance, beginning of year		$4,241		$3,122
Net income		211		417
Dividends declared on preferred stock		—		(59)
Balance, end of period		$4,452		$3,480

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(249)		$(216)
Other comprehensive income (loss)		105		211
Balance, end of period		$(144)		$(5)

Noncontrolling interest		—		2,580

Total stockholders’ equity		$29,361		$31,043

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$211	$417
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for (recovery of) loan losses	151	(80)
Depreciation and amortization of bank premises, equipment and software	93	88
Accretion of loan fair value adjustments related to acquisition	(4)	(3)
Net amortization of bond premiums / discounts	41	(3)
Net amortization of long term subordinated debt issuance costs	17	—
Amortization of core deposit intangible	12	15
Stock compensation expense	9	10
Increase in value of life insurance contracts	(36)	(13)
Net losses and impairment write-downs on foreclosed assets	12	113
Deferred tax provision	266	230
Decrease (increase) in other assets	(183)	71
Decrease in accrued interest receivable	55	23
Increase in accrued interest payable	134	28
Decrease in other liabilities	(414)	(522)
Net cash and cash equivalents provided by operating activities	364	374

Cash flows from investing activities
Net increase in loans	(3,186)	(5,503)
Proceeds from sale of foreclosed assets	119	81
Net purchases of bank premises, equipment and software	(431)	(27)
Purchase of Bank owned life insurance	(5,500)	—
Purchase of available-for-sale securities	(1,284)	(16,808)
Proceeds from maturities, calls and pay-downs of available-for-sale securities	1,748	7,229
Purchase of Federal Home Loan Bank stock	(122)	(249)
Net cash and cash equivalents used in investing activities	(8,656)	(15,277)

Cash flows from financing activities
Increase in deposits	4,514	35,895
Increase in Federal Home Loan Bank advances	3,000	5,000
Payment of capital lease obligation	(15)	(14)
Decrease in federal funds purchased	—	(2,355)
Dividends paid on preferred stock	—	(58)
Net proceeds from issuance of common stock	3	—
Net cash and cash equivalents provided by financing activities	7,502	38,468

Net increase (decrease) in cash and cash equivalents	(790)	23,565

Cash and cash equivalents, beginning	26,149	4,813
Cash and cash equivalents, ending	$25,359	$28,378

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$—	$—
Cash paid during the period for interest	$538	$610

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net	$105	$211
Transfer of loans to foreclosed assets	$—	$—

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)          Presentation of Financial Statements

The consolidated financial statements include the accounts of Carolina Trust BancShares, Inc. (the “Company”), its subsidiary Carolina Trust Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation. On August 16, 2016, the Company announced that it had consummated a statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate. The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is the only subsidiary of the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The organization and business of Carolina Trust BancShares, Inc., accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the Annual Report.

(2)          Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall, Subtopic 825-10 (“ASU 2016-1”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company will begin reporting unrealized gains and losses of its marketable equity securities in income as compared to the current method of reporting through other comprehensive income. For the year ended December 31, 2016, other comprehensive income included $75,000, pre-tax, and $48,000, after tax, for unrealized gains on marketable equity securities. If the standard had been adopted already, the unrealized income would be reported on the income statement. The nonmarketable equity securities that do not have readily determinable values are currently recorded at cost. Following implementation, these securities, primarily FHLB stock, will be recorded at cost less any impairment, plus or minus any observable changes in price resulting from transactions for similar or identical investments of the same issuer. An initial adjustment of accumulated other comprehensive income will be recorded in retained earnings when the standard is adopted.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact. The long-term contracts that the Company currently has with customers, loans and time deposits, are being evaluated and are not expected to be impacted by this standard. As the Company considers, plans and implements new products, the impact of this standard on projected revenues will be evaluated and reported accordingly for contracts that are executed with customers.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. Currently, the Company has several multi-year property leases for which reporting will be impacted by this standard. At the end of 2016, one of our branches had an operating lease that expires in 2018 with aggregate payments totaling $160,000. If the new standard were in effect, the present value of payments would be recognized as an asset and a liability. Similarly, other property leases expire in 2019, 2020 and 2021 that have payments totaling $90,000, $48,000 and $200,000, respectively.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting, which is new guidance related to stock compensation. The new guidance eliminates the concept of additional paid-in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company has adopted the new standard, electing to record forfeitures as they occur, and there have been no material impacts on the financial statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation. The Company has adopted a software model for the ALLL model that has add on functionality for compliance with the new standard.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3)          Noncontrolling Interest

Due to its formation as a holding company, the Company recognized $2,580,000 of the Bank’s preferred stock as a noncontrolling interest in Stockholders’ Equity. On February 6, 2009, the Bank issued $4,000,000 of Senior Preferred Shares to the U.S. Department of Treasury (the “Treasury”), consisting of 4,000 shares, with a liquidation preference of $1,000 per share. In addition, on February 6, 2009, the Bank issued a warrant to the Treasury to purchase 86,957 common shares at an initial exercise price of $6.90 per share with an expiration date of February 6, 2019. Generally accepted accounting principles required management to allocate the net proceeds from the issuance of the preferred stock between the preferred stock and related warrant based upon a relative fair value method. The terms of the preferred shares required management to pay a non-cumulative dividend at the rate of 5 percent per annum for the first five years and 9 percent thereafter. The dividend rate changed from 5 percent to 9 percent on February 16, 2014. Management has determined that the 5 percent dividend rate is below market value, therefore, the fair value of the preferred shares would be less than the $4,000,000 in proceeds. Management determined that a reasonable market rate is 14 percent for the fair value of the preferred shares. Management used the Black-Scholes model for calculating the fair value of the warrant (and related common shares). The allocation between the preferred shares and warrant at February 6, 2009, the date of issuance, net of issuance costs of $20,000 was $3,554,000 and $426,000, respectively. The discount on the preferred of $426,000 was accreted through retained earnings over a 60 month period.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

In June 2013, the U.S. Treasury sold the warrant to private investors in a Dutch auction process. Following the reorganization of the Bank into the Company, the right to acquire up to 86,957 shares of Bank common stock at a price of $6.90 per share was converted to the right to purchase the same number of shares of the Company’s common stock. The warrant book value, $426,000 is recognized as the Company’s stockholders’ equity. The warrant expires February 6, 2019.

In December of 2016, the Company redeemed all 2,600 shares of its outstanding preferred stock; therefore, there is no longer a non-controlling interest in stockholders’ equity. The terms of redemption included principal at a par value of $1,000 per share plus accrued dividends based on a 9% annual dividend rate.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes earnings per share and the shares utilized in the computations for the three months ended March 31, 2017 and 2016, respectively:

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Three months ended March 31, 2017
Basic earnings per common share	$211	4,654,386	$0.05
Effect of dilutive stock securities	—	69,702
Effect of dilutive stock warrants	—	9,922
Diluted earnings per common share	$211	4,734,010	$0.04

Three months ended March 31, 2016
Basic earnings per common share	$358	4,649,558	$0.08
Effect of dilutive stock securities	—	47,981
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$358	4,697,539	$0.08

For the three-month period ended March 31, 2017 there were 41,481 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the three-month period ended March 31, 2016 there were 46,321 and 86,957 shares, respectively, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

(5)          Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at December 31 of each year, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies for financial assets and financial liabilities are discussed below:

Cash and Due from Banks, Interest-Earning Deposits with Banks and Certificates of Deposits with Banks

The carrying amounts for cash and due from banks, interest-earning deposits with banks and certificates of deposits with banks approximate fair value because of the short maturities of those instruments.

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

Loans

The fair value of loans is estimated based on discounted expected cash flows. These cash flows include assumptions for prepayment estimates over each loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio and a credit risk component based on the historical and expected performance of each portfolio. The calculation does not include an estimate for illiquidity in the market.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Capital Lease Obligation, Advances from the Federal Home Loan Bank and Long Term Subordinated Debt

The fair value of borrowings is based upon discounted expected cash flows using current rates at which borrowings of similar maturity could be obtained.

Financial Instruments with Off-Balance Sheet Risk

With regard to commitments to extend credit discussed in Note 10, the fair value amounts are not material.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$10,637	$10,637	$—	$—	$10,637
Interest-earning deposits with banks	14,722	14,722	—	—	14,722
Certificates of deposit with banks	1,498	—	1,498	—	1,498
Federal Home Loan Bank Stock	1,064	—	1,064	—	1,064
Securities available-for-sale	26,861	1,234	25,627	—	26,861
Net loans	308,138	—	—	308,572	308,572
Accrued interest receivable	889	—	889	—	889

LIABILITIES
Deposits	$323,179	$—	$314,851	$—	$314,851
Capital lease obligation	253	—	253	—	253
FHLB Advances	17,100	—	17,140	—	17,140
Long term subordinated debt	9,622	—	9,610	—	9,610
Accrued interest payable	420	—	420	—	420

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and due from banks	$8,063	$8,063	$—	$—	$8,063
Interest-earning deposits with banks	18,086	18,086	—	—	18,086
Certificates of deposit with banks	1,498	—	1,498	—	1,498
Securities available-for-sale	27,063	1,112	25,201	750	27,063
Federal Home Loan Bank Stock	942	—	942	—	1,064
Net loans	305,099	—	—	305,714	305,714
Accrued interest receivable	945	—	945	—	945

LIABILITIES
Deposits	$318,665	$—	$311,464	$—	$311,464
Capital lease obligation	268	—	268	—	268
FHLB Advances	14,100	—	14,115	—	14,115
Long term subordinated debt	9,605	—	9,616	—	9,616
Accrued interest payable	287	—	287	—	287

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Securities classified as Level 3 include a corporate debt security and a common stock in a less liquid market. The value of the corporate debt security is determined via the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies. There have been no changes in valuation techniques for the quarter ended March 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2017
U.S. Government and federal agency	$7,466	$—	$7,466	$—
Government sponsored enterprises *	17,857	—	17,857	—
Municipal securities	304	—	304	—
Equity securities	1,234	1,234	—	—
Total	$26,861	$1,234	$25,627	$—

December 31, 2016
U.S. Government and federal agency	$6,543	$—	$6,543	$—
Government sponsored enterprises *	18,658	—	18,658	—
Corporate debt securities	750	—	—	750
Equity securities	1,112	1,112	—	—
Total	$27,063	$1,112	$25,201	$750

* Such as FNMA, FHLMC and FHLB.

The Company did not have any transfers between Levels 1, 2 or 3 during the periods ended March 31, 2017 and December 31, 2016.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At March 31, 2017 the discounted cash flows method was used in determining the fair value of nine loans totaling $1.9 million and the fair value of the collateral method was used in the other thirty-three loans totaling $4.2 million. At December 31, 2016, the discounted cash flows method was used in determining the fair value of ten loans totaling $3.3 million and the fair value of the collateral method was used in the other thirty-three loans totaling $3.8 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable assumptions will need to be used in assessing the value. When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the three months ended March 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the three months ended March 31, 2017 and 2016.

	March 31, 2017		March 31, 2016
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$2,728	$—	$1,398
Specific valuation allowance allocations	—	(900)	—	(160)
Carrying value of impaired loans after allocations	$—	$1,828	$—	$1,238

Foreclosed Assets

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of OREO is classified as level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable assumptions will need to be used in assessing the value.

There have been no changes in valuation techniques for the three months ended March 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

The following table presents foreclosed assets that were re-measured and reported at fair value during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Dollars in thousands
Foreclosed assets re-measured at initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$—	$—
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$—

Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$889	$1,904
Write-downs included in foreclosed asset expense, net	(9)	(104)
Fair value	$880	$1,800

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2017
Foreclosed assets	$880	$—	$—	$880
Impaired loans	1,828	—	—	1,828
Total	$2,708	$—	$—	$2,708

December 31, 2016
Foreclosed assets	$1,011	$—	$—	$1,011
Impaired loans	1,915	—	—	1,915
Total	$2,926	$—	$—	$2,926

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
March 31, 2017
Impaired loans	1,828	Discounted cash flows	Discount rate	4.25% -8.50%	6.90%
Foreclosed assets	880	Discounted appraisals	Appraisal adjustments	15.11% - 60.47%	26.06%

December 31, 2016
Impaired loans	1,915	Discounted cash flows	Discount rate	4.25% –6.50%	5.89%
Foreclosed assets	1,011	Discounted appraisals	Appraisal adjustments	15.11% - 60.47%	30.75%

(6)	Investment Securities

The amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. Government and federal agency	$7,538	$16	$(88)	$7,466
Government-sponsored enterprises *	18,050	88	(281)	17,857
Municipal securities	300	4	—	304
Equity securities	1,204	31	(1)	1,234
	$27,092	$139	$(370)	$26,861

December 31, 2016
U.S. Government and federal agency	$6,664	$17	$(138)	$6,543
Government-sponsored enterprises *	18,841	101	(284)	18,658
Corporate debt securities	750	—	—	750
Equity securities	1,204	—	(92)	1,112
	$27,459	$118	$(514)	$27,063

* Such as GNMA, FNMA, FHLMC and FHLB.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available-for-sale (excluding marketable equity securities) at March 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$—	$—
Due after one but within five years	2,528	2,517
Due after five but within ten years	8,471	8,418
Due after ten years	14,889	14,692
	$25,888	$25,627

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment security portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016, respectively.

	Temporarily Impaired Securities in AFS Portfolio
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
March 31, 2017
U.S. Government and federal agency	$6,257	$(88)	$—	$—	$6,257	$(88)
Government-sponsored enterprises *	14,327	(281)	—	—	14,327	(281)
Equity securities	—	—	1	(1)	1	(1)
Total temporarily impaired securities	$20,584	$(369)	$1	$(1)	$20,585	$(370)

December 31, 2016
U.S. Government and federal agency	$5,332	$(138)	$—	$—	$5,332	$(138)
Government-sponsored enterprises *	14,965	(282)	140	(2)	15,105	(284)
Equity securities	1,203	(91)	1	(1)	1,204	(92)
Total temporarily impaired securities	$21,500	$(511)	$141	$(3)	$21,641	$(514)

* Such as FNMA, FHLMC and FHLB.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2017, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $3.3 million at March 31, 2017 were pledged to secure public funds. The Company had no sales of securities during the three-month periods ended March 31, 2017 and March 31, 2016.

The following table presents the changes in the Company’s accumulated other comprehensive income, net of tax, by component for the periods indicated:

Unrealized Gains (Losses) on Available-for-Sale Securities
(Dollars in thousands)
Beginning balance, January 1, 2017	$(249)
Other comprehensive income (loss) before reclassifications	105
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income (loss)	105
Ending balance, March 31, 2017	$(144)

Unrealized Gains (Losses) on Available-for-Sale Securities
(Dollars in thousands)
Beginning balance, January 1, 2016	$(216)
Other comprehensive income (loss) before reclassifications	211
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income (loss)	211
Ending balance, March 31, 2016	$(5)

The Company did not have any reclassifications out of accumulated other comprehensive income for the three-month periods ended March 31, 2017 and March 31, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(7)	Loans

Following is a summary of loans at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$3,438	1.10%	$2,463	0.80%
Commercial ADC	23,330	7.47%	24,583	7.95%
Farmland	4,680	1.50%	3,826	1.24%
Multifamily	12,202	3.91%	11,980	3.88%
Owner occupied	72,270	23.14%	70,279	22.74%
Non-owner occupied	68,556	21.96%	68,079	22.02%
Total commercial real estate	184,476	59.08%	181,210	58.63%

Commercial
Commercial and industrial	42,359	13.57%	41,935	13.56%
Agriculture	374	0.12%	209	0.07%
Other	1,341	0.43%	1,636	0.53%
Total commercial	44,074	14.12%	43,780	14.16%

Residential mortgage
First lien, closed-end	44,133	14.14%	43,811	14.17%
Junior lien, closed-end	855	0.27%	887	0.29%
Total residential mortgage	44,988	14.41%	44,698	14.46%

Home equity lines	34,199	10.95%	35,119	11.36%

Consumer – other	4,498	1.44%	4,278	1.39%

Total gross loans	312,235	100.00%	309,085	100.00%
Deferred loan origination fees, net	(626)		(593)
Total loans	$311,609		$308,492

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, and Iredell Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	March 31, 2017	December 31, 2016
Dollars in thousands
Commercial real estate
Commercial ADC	$1,009	$1,022
Farmland	41	43
Multifamily	149	153
Owner occupied	53	55
Non-owner occupied	34	37
Total commercial real estate	1,286	1,310
Commercial
Commercial and industrial	994	1,139
Total commercial	994	1,139
Residential mortgage:
First lien, closed end	650	179
Junior lien, closed end	7	—
Total residential mortgage	657	179
Home equity lines	—	—
Consumer – other	—	—
Total non-accrual loans	$2,937	$2,628

Interest foregone on non-accrual loans was approximately $14,000 and $35,000 for the three months ended March 31, 2017 and 2016, respectively.

An analysis of past due loans, segregated by class, is as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
March 31, 2017
Commercial real estate:
Residential ADC	$—	$—	$—	$3,438	$3,438	$—
Commercial ADC	—	1,004	1,004	22,326	23,330	—
Farmland	—	—	—	4,680	4,680	—
Multifamily	—	—	—	12,202	12,202	—
Owner occupied	—	34	34	71,610	71,644	—
Non-owner occupied	106	—	106	68,451	68,556	—
Total commercial real estate	106	1,038	1,144	182,706	183,850	—
Commercial:
Commercial and industrial	53	26	79	42,280	42,359	—
Agriculture	—	—	—	374	374	—
Other	—	—	—	1,341	1,341	—
Total commercial	53	26	79	43,995	44,074	—
Residential mortgage:
First lien, closed end	231	602	833	43,300	44,133	—
Junior lien, closed-end	449	—	449	406	855	—
Total residential mortgage	680	602	1,282	43,706	44,988	—
Home equity lines	84	—	84	34,115	34,199	—
Consumer – other	1	—	1	4,497	4,498	—
Total loans	$924	$1,666	$2,590	$309,019	$311,609	$—

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2016
Commercial real estate:
Residential ADC	$—	$—	$—	$2,463	$2,463	$—
Commercial ADC	1,232	1,016	2,248	22,335	24,583	—
Farmland	—	—	—	3,826	3,826	—
Multifamily	—	—	—	11,980	11,980	—
Owner occupied	—	—	—	69,686	69,686	—
Non-owner occupied	14	—	14	68,065	68,079	—
Total commercial real estate	1,246	1,016	2,262	178,355	180,617	—
Commercial:
Commercial and industrial	29	56	85	41,850	41,935	—
Agriculture	—	—	—	209	209	—
Other	—	—	—	1,636	1,636	—
Total commercial	29	56	85	43,695	43,780	—
Residential mortgage:
First lien, closed end	24	128	152	43,659	43,811	—
Junior lien, closed-end	—	—	—	887	887	—
Total residential mortgage	24	128	152	44,546	44,698	—
Home equity lines	111	247	358	34,761	35,119	247
Consumer – other	10	—	10	4,268	4,278	—
Total loans	$1,420	$1,447	$2,867	$305,625	$308,492	$247

At March 31, 2017 there were no loans past due 90 days or more, which were still accruing interest. There were two loans totaling $247,000 past due 90 days or more and still accruing interest at December 31, 2016.

Impaired loans

Impaired loans are set forth in the following tables.

	Loans without an allowance at March 31, 2017
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,675	$1,009	$—	$1,829	$—
Farmland	41	41	—	42	—
Multifamily	149	149	—	150	—
Owner occupied	1,985	1,985	—	1,992	26
Non-owner occupied	34	34	—	35	—
Total commercial real estate	3,884	3,218	—	4,048	26
Commercial
Commercial and industrial	98	93	—	214	1
Total commercial	98	93	—	214	1
Residential mortgage
First lien, closed-end	1,060	915	—	512	2
Total residential mortgage	1,060	915	—	512	2
Home equity lines	90	90	—	138	2
Consumer – other	—	—	—	—	—
Total loans	$5,132	$4,316	$—	$4,912	$31

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	Loans with a related allowance at March 31, 2017
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Owner occupied	$152	$151	$35	$151	$2
Total commercial real estate	152	151	35	151	2

Commercial
Commercial and industrial	1,930	1,730	829	1,686	15
Total commercial	1,930	1,730	829	1,686	15

Residential mortgage
First lien, closed-end	847	847	36	820	14
Total residential mortgage	847	847	36	820	14

Consumer – other	—	—	—	2	—

Total loans	$2,929	$2,728	$900	$2,659	$31

	Total Impaired Loans at March 31, 2017
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,675	$1,009	$—	$1,829	$—
Farmland	41	41	—	42	—
Multifamily	149	149	—	150	—
Owner occupied	2,137	2,136	35	2,143	28
Non-owner occupied	34	34	—	35	—
Total commercial real estate	4,036	3,369	35	4,199	28

Commercial
Commercial and industrial	2,028	1,823	829	1,900	16
Total commercial	2,028	1,823	829	1,900	16

Residential mortgage
First lien, closed-end	1,907	1,762	36	1,332	16
Total residential mortgage	1,907	1,762	36	1,332	16

Home equity lines	90	90	—	138	2

Consumer – other	—	—	—	2	—

Total loans	$8,061	$7,044	$900	$7,571	$62

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	Loans without an allowance at December 31, 2016
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,920	$2,253	$—	$2,307	$54
Farmland	43	43	—	19	1
Multifamily	153	153	—	119	1
Owner occupied	2,006	2,006	—	2,005	110
Non-owner occupied	37	37	—	41	—
Total commercial real estate	5,159	4,492	—	4,491	166

Commercial
Commercial and industrial	178	130	—	459	8
Total commercial	178	130	—	459	8

Residential mortgage
First lien, closed-end	305	226	—	351	3
Total residential mortgage	305	226	—	351	3

Home equity lines	338	338	—	259	18

Consumer – other	—	—	—	39	—

Total loans	$5,980	$5,186	$—	$5,599	$195

	Loans with a related allowance at December 31, 2016
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Owner occupied	$153	$152	$35	$173	$4
Total commercial real estate	153	152	35	173	4

Commercial
Commercial and industrial	2,065	1,865	840	946	76
Total commercial	2,065	1,865	840	946	76

Residential mortgage
First lien, closed-end	812	812	39	828	20
Total residential mortgage	812	812	39	828	20

Home equity lines	—	—	—	1	—

Total loans	$3,030	$2,829	$914	$1,948	$100

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	Total Impaired Loans at December 31, 2016
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,920	$2,253	$—	$2,307	$54
Farmland	43	43	—	19	1
Multifamily	153	153	—	119	1
Owner occupied	2,159	2,158	35	2,178	114
Non-owner occupied	37	37	—	41	—
Total commercial real estate	5,312	4,644	35	4,664	170

Commercial
Commercial and industrial	2,243	1,995	840	1,405	84
Total commercial	2,243	1,995	840	1,405	84

Residential mortgage
First lien, closed-end	1,117	1,038	39	1,179	23
Total residential mortgage	1,117	1,038	39	1,179	23

Home equity lines	338	338	—	260	18

Consumer – other	—	—	—	39	—

Total loans	$9,010	$8,015	$914	$7,547	$295

Troubled Debt Restructures

As of March 31, 2017, ten loans totaling $3,701,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Eleven loans totaling $4,992,000 were identified as troubled debt restructurings and considered impaired at December 31, 2016, none of which had unfunded commitments. Of the ten loans identified as troubled debt restructurings at March 31, 2017, nine loans totaling $3,331,000 were accruing interest, and of the eleven loans identified as troubled debt restructurings at December 31, 2016, ten loans totaling $4,616,000 were accruing interest.

For the three months ended March 31, 2017 and 2016, there were no concessions made on newly restructured loans.

Qualitative factors are calculated for each segment of the loan portfolio. Factors include economic, concentrations, trends in terms of volume and mix, interest rate movement, and delinquency. If a restructured loan is delinquent, it is addressed in the delinquency factor for that segment. Because the number and dollar amounts of restructured loans represent a relatively small percentage (1%) of the total loan balances there is no specific qualitative factor tied to restructured loans.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2017 and March 31, 2016.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2017 and 2016.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
March 31, 2017	(Dollars in thousands)

Other	—	$—	1	$370	—	$—	—	$—
Total	—	$—	1	$370	—	$—	—	$—

March 31, 2016

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	(Dollars in thousands)

Extended payment terms	—	$—	2	$961	—	$—	—	$—
Total	—	$—	2	$961	—	$—	—	$—

Credit Quality Indicators

As part of the on-going monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans and (v) delinquencies. The Company also has an internal Loan Review Officer that monitors risk grades on an on-going basis. Furthermore, the Company employs a third party contractor to perform an annual loan review. The scope of the review is typically 50 – 60% of the loan portfolio.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Grade 6 – Watch List or Special Mention. The loans in this category include the following characteristics:

●	Loans with one or more major exceptions with no mitigating factors.

●	Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practice.

●	Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

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

Grade 9 – Loss. Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recoveries may be realized in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the credit risk profile by internally assigned risk grades.

March 31, 2017

	Pass	Special Mention	Substandard	Doubtful	Loss
Dollars in thousands
Commercial real estate:
Residential ADC	$3,438	$—	$—	$—	$—
Commercial ADC	21,827	493	1,010	—	—
Farmland	4,639	—	41	—	—
Multifamily	12,053	—	149	—	—
Owner occupied	69,227	886	1,531	—	—
Non-owner occupied	67,377	893	286	—	—
Total commercial real estate	178,561	2,272	3,017	—	—
Commercial:
Commercial and industrial	40,470	471	1,418	—	—
Agriculture	374	—	—	—	—
Other	1,341	—	—	—	—
Total commercial	42,185	471	1,418	—	—
Residential mortgage:
First lien, closed-end	42,088	1,130	915	—	—
Junior lien, closed-end	399	—	456	—	—
Total residential mortgage	42,487	1,130	1,371	—	—
Home equity lines	32,552	1,546	101	—	—
Consumer – other	4,333	165	—	—	—

Total	$300,118	$5,584	$5,907	$—	$—

December 31, 2016

	Pass	Special Mention	Substandard	Doubtful	Loss
Dollars in thousands
Commercial real estate:
Residential ADC	$2,463	$—	$—	$—	$—
Commercial ADC	21,832	1,729	1,022	—	—
Farmland	3,783	—	43	—	—
Multifamily	11,827	—	153	—	—
Owner occupied	66,820	1,303	1,563	—	—
Non-owner occupied	66,511	1,276	292	—	—
Total commercial real estate	173,236	4,308	3,073	—	—
Commercial:
Commercial and industrial	39,918	442	1,575	—	—
Agriculture	209	—	—	—	—
Other	1,636	—	—	—	—
Total commercial	41,763	442	1,575	—	—
Residential mortgage:
First lien, closed-end	41,822	1,174	815	—	—
Junior lien, closed-end	437	—	450	—	—
Total residential mortgage	42,259	1,174	1,265	—	—
Home equity lines	33,274	1,579	266	—	—
Consumer – other	4,111	167	—	—	—

Total	$294,643	$7,670	$6,179	$—	$—

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company’s loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company’s loan analysis and grading program. Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for potential losses inherent in the loan portfolio. The Company recorded $151,000 in provision for loan losses for the quarter ended March 31, 2017 and an $80,000 recovery of loan losses for the quarter ended March 31, 2016. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
March 31, 2017
Commercial real estate	$1,607	$82	$—	$3	$1,692
Commercial and industrial	1,171	(39)	—	—	1,132
Residential mortgage	427	83	(66)	—	444
Consumer	188	25	(12)	2	203
Unallocated	—	—	—	—	—
Total	$3,393	$151	$(78)	$5	$3,471

March 31, 2016
Commercial real estate	$2,302	$45	$(70)	$3	$2,280
Commercial and industrial	570	(71)	(58)	17	458
Residential mortgage	505	(9)	—	—	496
Consumer	346	(45)	(17)	3	287
Unallocated	—	—	—	—	—
Total	$3,723	$(80)	$(145)	$23	$3,521

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The allocation of the allowance for loan losses for March 31, 2017 and December 31, 2016 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
March 31, 2017
Commercial real estate	$35	$1,657	$1,692
Commercial and industrial	829	303	1,132
Residential mortgage	36	408	444
Consumer	—	203	203
Unallocated	—	—	—
Total	$900	$2,571	$3,471

December 31, 2016
Commercial real estate	$35	$1,572	$1,607
Commercial and industrial	840	331	1,171
Residential mortgage	39	388	427
Consumer	—	188	188
Unallocated	—	—	—
Total	$914	$2,479	$3,393

The Company’s recorded investment in loans as of March 31, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	March 31, 2017		December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$3,369	$181,108	$4,644	$176,566
Commercial and industrial	1,823	42,250	1,995	41,785
Residential mortgage	1,762	43,226	1,038	43,660
Consumer	90	38,607	338	39,059
Unearned Discounts	—	(626)	—	(593)

Total	$7,044	$304,565	$8,015	$300,477

At March 31, 2017 the Company had pre-approved but unused lines of credit totaling $56.9 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

A summary of related party loan activity as of March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Dollars in thousands
Balance, beginning of year	$2,043	$2,347
Loan disbursements	33	564
Loan repayments	(98)	(246)
Changes in related parties	—	—
Balance, end of quarter	$1,978	$2,665

At March 31, 2017 and 2016 the Company had pre-approved but unused lines of credit totaling $364,000 and $311,000, respectively, to executive officers, directors and their related interests. Related party deposits totaled $1,614,000 and $1,292,000 at March 31, 2017 and 2016, respectively.

(8)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the periods ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Dollars in thousands
Balance, beginning of year	$1,011	$1,994
Additions	—	—
Proceeds from sale	(119)	(81)
Valuation adjustments	(9)	(105)
Losses on sales	(3)	(8)
Balance, end of quarter	$880	$1,800

The Company has two foreclosed residential real estate properties held totaling $50,000 as of March 31, 2017.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $55,000 for March 31, 2017.

(9)	Stock Option Plans

The Company has six share-based compensation plans in effect at March 31, 2017 and March 31, 2016. The compensation cost charged against income for those plans was approximately $9,000 for the three months ended March 31, 2017. The compensation cost charged against income for those plans for the three months ended March 31, 2016 was $10,000.

During 2001 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2001 Employee Plan”) and a Non-statutory Stock Option Plan (the “2001 Director Plan”). Each plan makes available options to purchase 100,771 shares of the Company’s common stock, for an aggregate number of common shares reserved for options under these plans of 201,542. The exercise price of all options granted to date under these plans is $3.14.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

During 2005 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2005 Employee Plan”) and a Non-statutory Stock Option Plan (the “2005 Director Plan”). The 2005 Employee Plan makes available options to purchase 72,389 shares of the Company’s common stock and the 2005 Director Plan makes available 73,527 shares of the Company’s common stock, for an aggregate number of common shares reserved under these plans of 145,916. The exercise price of all options granted to date under these plans range from $2.13 to $15.80.

The options granted in 2005 under the 2005 Director Plan and the 2005 Employee Plan vest over a three-year period. The options granted in 2006 through 2015 under the 2005 Employee Plan vest over a four-year period. All unexercised options expire ten years after the date of grant. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2005 Employee Plan and the 2005 Director Plan expired in 2015 in accordance with their terms and no further options may be granted under these plans. Additionally, the Company granted 10,000 shares of restricted stock under the 2005 Employee Plan in 2014. The shares vest over a 3-year period, fully vesting in January 2017.

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of March 31, 2017, there were 105,219 options outstanding from the converted plans with exercise prices ranging from $2.13 to $19.20.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Dollars in thousands
Option Grants	$9	$8
Restricted Stock Grants	—	2
Total compensation expense	$9	$10

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

A summary of option activity under the stock option plans as of March 31, 2017 and changes during the period ended March 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	184,892	$6.67	5.40 years
Exercised	(738)	$2.39
Expired	—	$—
Forfeited	—	$—
Granted	—	$—
Outstanding, March 31, 2017	184,154	$6.69	5.16 years	$—

Exercisable, March 31, 2017	169,363	$6.84		$—

There were no options vested or granted over the three months ended March 31, 2017. The approximate fair value of options vested over the three months ended March 31, 2016 was $36,000. No options were granted during the quarter ended March 31, 2016. As of March 31, 2017 the unrecognized compensation cost related to non-vested options granted under all of the Company equity compensation plans was $16,000.

A summary of restricted stock activity during the three months ended March 31, 2017 and 2016 is presented below:

	March 31, 2017		March 31, 2016

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	3,334	$3.31	6,667	$3.31
Granted	—		—
Vested	(3,334)		(3,333)
Ending balance outstanding	—	—	3,334	$3.31

The restricted stock cost was recognized in 2014, 2015 and 2016.

Upon exercise of the options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill obligations of the equity compensation plans.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(10)	Off-Balance Sheet Risk and Commitments

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of March 31, 2017 is as follows:

Financial instruments whose contract represents credit risk

March 31, 2017
Dollars in thousands
Undisbursed lines of credit	$56,200
Letters of credit	697
$56,897

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Carolina Trust BancShares, Inc. (the “Company”). The Company conducts its business operations primarily through its wholly owned subsidiary, Carolina Trust Bank, a North Carolina-chartered commercial bank (which we refer to herein as the “Bank”)

Important Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

•	deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;
•	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•	a failure in or a breach of the Company’s operational or security systems or those of its third party service providers;
•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including demand for the Company’s products and services and commercial and residential real estate development and prices;
•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
•	the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, and other financial institutions operating in the Company’s market area and elsewhere, together with such competitors offering banking products and services by mail, telephone and the Internet;
•	the Company’s ability to attract and retain key personnel;
•	changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes;
•	changes in political and economic conditions;
•	the Company’s ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result; and
•	the success at managing the risks involved in the foregoing.

Except as otherwise disclosed, forward-looking statements do not reflect any changes in laws, regulations or regulatory interpretations after the date as of which such statements are made. All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Discussion of Financial Condition at March 31, 2017 and December 31, 2016

During the period from December 31, 2016 to March 31, 2017, total assets increased by approximately $7.6 million, or 2.02%. The increase, reflected primarily in bank owned life insurance, loans, and cash and due from banks, was funded by an increase in deposits and Federal Home Loan Bank advances. Interest-earning deposits with banks, federal funds sold, and securities available-for-sale at March 31, 2017 totaled $41.6 million compared to $45.0 million at December 31, 2016.

The Company’s investment securities portfolio as of March 31, 2017 totaled $26.9 million, remaining relatively flat compared to the $27.1 million reported at December 31, 2016. All of the Company’s investment securities are classified as available-for-sale (AFS). At March 31, 2017, the Company had net unrealized loss on available-for-sale securities of $144,000, net of tax, as compared to net unrealized loss of $249,000, net of tax, at December 31, 2016.

At March 31, 2017, net loans constituted 80.56% of the Company’s total assets. Net loans increased by $3.0 million from December 31, 2016 to March 31, 2017. Of all of the portfolio segments that increased during the first three months of 2017, commercial real estate experienced the largest amount of growth at $3.3 million or 1.80%. Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

At March 31, 2017 and December 31, 2016 impaired loans, which consisted primarily of troubled debt restructures and non-accrual loans, were $7.0 million and $8.0 million respectively. Impaired loans of $2.7 million and $2.8 million had related allowances for loan losses aggregating $900,000 and $914,000 at March 31, 2017 and December 31, 2016, respectively. There were $4.3 million and $5.2 million of impaired loans without an allowance at March 31, 2017 and December 31, 2016. Impaired loans at March 31, 2017 consisted primarily of commercial real estate, commercial and industrial loans and residential mortgage loans. At March 31, 2017 there were ten loans amounting to approximately $3.7 million, that had been restructured to facilitate the borrowers’ ability to repay the outstanding balance. These ten restructured loans are considered troubled debt restructurings at March 31, 2017 and have specific reserves amounting to approximately $361,000. Of these ten loans, nine loans totaling $3.3 million were accruing interest at March 31, 2017. At December 31, 2016, there were eleven loans totaling $5.0 million that had been restructured to facilitate the borrowers’ ability to repay the outstanding balance and of these eleven loans, ten loans totaling $4.6 million were accruing interest. Reserves for loans not considered impaired were approximately $2.6 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively. The allowance for loan losses at March 31, 2017 and December 31, 2016 was 1.11% and 1.10%, respectively, of gross loans outstanding. This increase of 1 basis point indicates that credit quality was stable during the three months ended March 31, 2017.

The Company records provision for loan losses based upon known problem loans and estimated probable losses in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a model estimating probable losses for the remainder of the portfolio.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $22.2 million at March 31, 2017 compared to $19.7 million at December 31, 2016. The increase is attributed mostly to the increase in cash and due from banks of $2.6 million or 31.9%, which was offset by a decrease in interest earning deposits with banks, for the purpose of funding loans. At March 31, 2017 foreclosed assets consisted of seven properties valued at $880,000.

Deposit accounts represent the Company’s primary funding source and are comprised of non-interest bearing demand deposits, interest bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $4.5 million or 1.42% for the three months ended March 31, 2017. The increase is primarily due to the increase in business deposits of $4 million. During the three months ended March 31, 2017, time deposits decreased $6.0 million or 3.77% and were offset by an increase of $5.2 million or 9.33% in money market accounts.

Federal Home Loan Bank advances totaled $17.1 million at March 31, 2017, an increase of $3.0 million over the $14.1 million advanced at December 31, 2016.

Stockholders’ equity amounted to $29.4 million, or 7.68% of total assets at March 31, 2017, compared to $29.0 million, or 7.74% of total assets at December 31, 2016.

Discussion of Results of Operations

For the three months ended March 31, 2017 and 2016

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended March 31, 2017 was $211,000 compared to $417,000 for the first quarter of 2016, a decrease of $206,000. Diluted earnings per common share was $0.04 for the three months ended March 31, 2017 compared to $0.08 for the first quarter of 2016. The decrease in net income is primarily due to an increase in the loan loss provision of $231,000, or $152,000 net of taxes, and the interest expense of $190,000 related to the subordinated debt that was issued on October 13, 2016. The provision for the three months ended March 31, 2017 of $151,000 was attributed to two charged off loans that became impaired in the first quarter of 2017, additional general allowance for loan losses related to loan growth and an increase in the rolling historical loss factor for commercial real estate loans.

Net Interest Income

Net interest income is the primary source of earnings for the Company. Net interest income is the difference between interest income on earning assets (primarily loans and investment securities) and the interest expense on deposits and other interest bearing liabilities. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets for the period. Changes in net interest income result from changes in interest rates and the volume and mix of earning assets and interest-bearing liabilities.

Net interest income for the quarter ended March 31, 2017, totaled $3,254,000 compared to $3,389,000 for the quarter ended March 31, 2016. The Company’s net interest spread was approximately 3.56% and 3.97% for the quarters ended March 31, 2017 and 2016, respectively. Net interest margin on average interest earning assets was 3.72% and 4.11% for the quarters ended March 31, 2017 and 2016, respectively. Net interest spread decreased by 41 basis points, and net interest margin decreased by 39 basis points. The decreases in net interest spread and net interest margin are due primarily to interest expense on subordinated debt that was issued in October 2016, accounting for 22 basis points, while the remainder of the decreases relates to a decrease in the yields for loans and investments

Provision for Loan Losses

The Company recorded a provision for loan losses of $151,000 for the quarter ended March 31, 2017 and recovery of $80,000 for the quarter ended March 31, 2016. This increase of $231,000 in the provision for loan losses is due primarily to an increase in the amount of loans outstanding. The recovery in the prior-period was the result of improvement in credit quality trends, including lower nonperforming assets, lower charge-off levels and lower classified asset levels. The ratio of the allowance for loan and lease losses as a percentage of total loans decreased from 1.18% at March 31, 2016 to 1.11% at March 31, 2017 while remaining relatively flat compared to 1.10% at December 31, 2016. The decrease in this percentage from the first quarter of last year is due to decrease in the historical loss factor for Residential and Commercial ADC loans used in the model which uses the prior twelve quarters of losses that are components of the general allowance for non-impaired loans. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

March 31, 2017	$311,609	$2,937	$73	$3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165
June 30, 2014	222,529	2,767	(102)	4,143
March 31, 2014	221,887	3,603	(54)	4,165

Non-interest Income

Non-interest income for the quarter ended March 31, 2017 totaled $292,000, an increase of $6,000 over the $286,000 reported for the quarter ended March 31, 2016. The primary factor contributing to the overall increase was the bank-owned life insurance income increase of $23,000. Interchange fee income increased $13,000 for the quarter ended March 31, 2017 when compared to the same period in 2016. The increase in interchange fees is due to an increase in deposit accounts and card usage over the past twelve months. Overdraft fees on deposits decreased $21,000 from the first quarter of 2017 compared to the first quarter of 2016 related to a decrease in insufficient funds activity. Service charges on deposits, customer service fees and ATM income remained relatively constant for the quarters ended March 31, 2017 and March 31, 2016.

Non-interest Expense

Non-interest expenses for the March 31, 2017 and 2016 quarters totaled $3,076,000 and $3,105,000, respectively. The $29,000 decrease was due in part to a decrease of $113,000, or 51.6%, in professional fees, specifically outside consultant expense declined $89,000, or 78.2%, while audit services decreased $33,000, or 38.8%. During 2016, a consultant was engaged to perform the services of interim CFO. There was also a decrease of $88,000, or 68.8%, in foreclosed asset expense, due to a decrease of $96,000 in impairment losses partially offset by $14,000 in expenses related to terminating a lease contract on a foreclosed property that was sold in March 2017. An increase of $92,000 was also recorded in data processing expense due to an increase in the number of customer accounts and also due to expenses for conversion of our core processing systems that was in progress at March 31, 2017. The conversion was completed in April 2017.

Income Tax Expense

The Company recorded income tax expense of $108,000 for the three month period ended March 31, 2017 resulting in an effective tax rate of 34%. For the same period in 2016, the Company recorded income tax expense of $233,000 with an effective tax rate of 36%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and to 3% in 2017.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, federal funds sold and investment securities classified as available-for-sale, comprised 14.04% and 14.59% of total assets at March 31, 2017 and December 31, 2016, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands. The Company has established credit lines with other financial institutions to purchase up to $13 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at March 31, 2017. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at March 31, 2017 was $56.4 million, of which $17.1 million was advanced.

Total deposits were $323.2 million and $318.7 million at March 31, 2017 and December 31, 2016 respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 47.62% and 50.19% of total deposits at March 31, 2017 and December 31, 2016 respectively. At March 31, 2017 and December 31, 2016 the Company had brokered time deposits of $24.6 million and $25.4 million respectively. Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower. Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company’s and its subsidiary bank’s capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including quality and stability of earnings, asset quality, guidance and expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relationship to total assets adjusted for risk.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

Management considers the Bank to be well-capitalized and expects to be able to meet future needs caused by growth and expansion, as well as capital requirements implemented by the regulatory agencies.

Beginning January 1, 2015, the Bank calculates regulatory capital under the U.S. Basel III Standardized Approach. As a small bank holding company with less than $1 billion in total assets, the risk-based capital guidelines of the Federal Reserve do not apply to the Company on a consolidated basis.

The table below presents the regulatory capital ratios for the Bank as of the date indicated.

	At March 31, 2017
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	11.23%	4.50%	6.50%
Total risk-based capital ratio	12.28%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.23%	6.00%	8.00%
Tier 1 leverage ratio	9.87%	4.00%	5.00%

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

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) as of March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: May 12, 2017	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) as of March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited)