Form 10-Q
period 2017-06-30
Carolina Trust BancShares, Inc.
filed 2017-08-11
CIK 1676667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2017 was 4,654,880

Part I. Financial Information

Item 1 – Financial Statements

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$10,700	$8,063
Interest-earning deposits with banks	7,431	18,086
Cash and cash equivalents	18,131	26,149

Certificates of deposit with banks	1,498	1,498
Investment securities available-for-sale, at fair value (amortized cost $29,735 and $27,459 at June 30, 2017 and December 31, 2016, respectively)	29,516	27,063
Federal Home Loan Bank stock, at cost	1,064	942
Loans	324,349	308,492
Less: Allowance for loan and lease losses	(3,213)	(3,393)
Net Loans	321,136	305,099

Bank owned life insurance	7,089	1,498
Accrued interest receivable	948	945
Bank premises, equipment and software	6,634	6,388
Foreclosed assets	583	1,011
Core deposit intangible, net of accumulated amortization of $690 and $667 at June 30, 2017 and December 31, 2016, respectively	94	117
Other assets	3,475	4,207
Total Assets	$390,168	$374,917

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$44,444	$38,593
Interest-earning demand deposits	113,415	99,084
Savings	20,720	21,059
Time deposits	152,314	159,929
Total deposits	330,893	318,665

Capital lease obligation	238	268
Federal Home Loan Bank advances	17,100	14,100
Long term subordinated debt	9,640	9,605
Accrued interest payable	254	287
Other liabilities	2,470	2,959
Total liabilities	360,595	345,884

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,654,880 and 4,650,808 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11,637	11,627
Additional paid-in capital	12,999	12,988
Retained earnings	4,648	4,241
Accumulated other comprehensive loss	(137)	(249)
Total stockholders’ equity	29,573	29,033
Total Liabilities and Stockholders’ Equity	$390,168	$374,917

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2016 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016
Interest Income
Interest and fees on loans	$4,016	$3,812
Interest on investment securities and cash	250	271
Total interest income	4,266	4,083

Interest Expense
Interest expense non-maturity deposits	105	70
Interest expense time deposits	498	581
Interest expense borrowed funds	51	48
Interest expense capital lease	4	5
Interest expense on subordinated debt	188	—
Total interest expense	846	704
Net interest income	3,420	3,379
Loan loss provision	64	—
Net interest income after loan loss provision	3,356	3,379

Noninterest income
Overdraft fees on deposits	94	96
Interchange fee income	124	113
Service charges on deposits	11	14
Mortgage fee income	25	28
Customer service fees	14	13
ATM income	7	7
Bank-owned life insurance income	55	13
Other income	8	28
Total noninterest income	338	312

Noninterest expense
Salaries & benefits expense	1,774	1,697
Occupancy expense	220	210
Furniture, fixture & equipment expense	153	139
Data processing expense	269	166
Office supplies expense	23	15
Professional fees	136	100
Advertising and marketing	36	36
Insurance	73	80
Foreclosed asset expense, net	221	103
Check card expense	82	88
Loan expense	54	34
Stockholder expense	54	21
Directors fees	69	53
Telephone expense	76	67
Core deposit intangible amortization expense	11	15
Other operating expense	158	144
Total noninterest expense	3,409	2,968
Pre-tax income	285	723
Income tax expense	89	266
Net income	196	457
Less income attributable to noncontrolling interest	—	58
Net income attributable to Carolina Trust BancShares, Inc.	$196	$399

Earnings per share
Basic earnings per common share	$0.04	$0.09
Diluted earnings per common share	$0.04	$0.08
Weighted average common shares outstanding	4,654,880	4,649,558
Diluted average common shares outstanding	4,722,607	4,696,133

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2017	2016
Interest Income
Interest and fees on loans	$7,876	$7,559
Interest on investment securities and cash	467	551
Total interest income	8,343	8,110

Interest Expense
Interest expense non-maturity deposits	180	124
Interest expense time deposits	1,006	1,118
Interest expense borrowed funds	96	89
Interest expense capital lease	9	11
Interest expense on subordinated debt	378	—
Total interest expense	1,669	1,342
Net interest income	6,674	6,768
Loan loss provision/(recovery)	215	(80)
Net interest income after loan loss provision/(recovery)	6,459	6,848

Noninterest income
Overdraft fees on deposits	178	201
Interchange fee income	243	218
Service charges on deposits	25	28
Mortgage fee income	41	50
Customer service fees	27	27
ATM income	13	12
Bank-owned life insurance income	91	26
Other income	12	36
Total noninterest income	630	598

Noninterest expense
Salaries & benefits expense	3,517	3,414
Occupancy expense	424	427
Furniture, fixture & equipment expense	293	259
Data processing expense	537	341
Office supplies expense	43	30
Professional fees	242	319
Advertising and marketing	71	74
Insurance	146	161
Foreclosed asset expense, net	261	231
Check card expense	180	179
Loan expense	91	66
Stockholder expense	112	40
Directors fees	139	108
Telephone expense	146	119
Core deposit intangible amortization expense	23	29
Other operating expense	259	276
Total noninterest expense	6,484	6,073
Pre-tax income	605	1,373
Income tax expense	198	499
Net income	407	874
Less income attributable to noncontrolling interest	—	117
Net income attributable to Carolina Trust BancShares, Inc.	$407	$757

Earnings per share
Basic earnings per common share	$0.09	$0.16
Diluted earnings per common share	$0.09	$0.16
Weighted average common shares outstanding	4,654,635	4,649,558
Diluted average common shares outstanding	4,728,495	4,695,622

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2017	2016

Net income	$196	$457

Other comprehensive income:
Unrealized gain on investment securities:
Unrealized holding gains arising during period	12	469
Deferred income tax expense	(5)	(175)
Total other comprehensive income	7	294

Total comprehensive income	$203	$751

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016

Net income	$407	$874

Other comprehensive income:
Unrealized gain on investment securities:
Unrealized holding gains arising during period	178	807
Deferred income tax expense	(66)	(302)
Total other comprehensive income	112	505

Total comprehensive income	$519	$1,379

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

June 30, 2017 and 2016

(Dollars in thousands)

	2017 Shares Outstanding	June 30, 2017	2016 Shares Outstanding	June 30, 2016
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,650,808	$11,627	4,646,225	$11,616
Exercise of stock options	738	2	—	—
Restricted stock vesting	3,334	8	3,333	8
Balance, end of period	4,654,880	$11,637	4,649,558	$11,624

Additional paid-in capital
Balance, beginning of year		$12,988		$12,936
Stock-based compensation		18		42
Exercise of stock options		1		—
Restricted stock vesting		(8)		(8)
Balance, end of period		$12,999		$12,970

Retained earnings
Balance, beginning of year		$4,241		$3,122
Net income		407		874
Dividends declared on preferred stock		—		(117)
Balance, end of period		$4,648		$3,879

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(249)		$(216)
Other comprehensive income		112		505
Balance, end of period		$(137)		$289

Noncontrolling interest		—		2,580

Total stockholders’ equity		$29,573		$31,768

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$407	$874

Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for (recovery of) loan losses	215	(80)
Depreciation and amortization of bank premises, equipment and software	213	176
Accretion of loan fair value adjustments related to acquisition	(4)	(5)
Net amortization of bond premiums	74	41
Amortization of long term subordinated debt issuance costs	35	—
Amortization of core deposit intangible	23	29
Stock compensation expense	18	42
Increase in value of life insurance contracts	(91)	(26)
Net losses and impairment write-downs on foreclosed assets	217	189
Deferred tax provision	677	475
Decrease in other assets	56	188
Decrease (increase) in accrued interest receivable	(3)	35
Increase (decrease) in accrued interest payable	(32)	57
Decrease in other liabilities	(555)	(338)
Net cash and cash equivalents provided by operating activities	1,250	1,657

Cash flows from investing activities
Net increase in loans	(16,249)	(1,261)
Proceeds from sale of foreclosed assets	211	940
Net purchases of bank premises, equipment and software	(459)	(105)
Purchase of Bank owned life insurance	(5,500)	—
Purchase of available-for-sale securities	(4,832)	(16,808)
Proceeds from maturities, calls and pay-downs of available-for-sale securities	2,482	13,553
Purchase of Federal Home Loan Bank stock	(121)	(126)
Net cash and cash equivalents used in investing activities	(24,468)	(3,807)

Cash flows from financing activities
Increase in deposits	12,227	38,624
Increase in Federal Home Loan Bank advances	3,000	2,100
Payment of capital lease obligation	(30)	(28)
Decrease in federal funds purchased	—	(2,115)
Dividends paid on preferred stock	—	(117)
Net proceeds from issuance of common stock	3	—
Net cash and cash equivalents provided by financing activities	15,200	38,464

Net increase (decrease) in cash and cash equivalents	(8,018)	36,314

Cash and cash equivalents, beginning	26,149	4,813
Cash and cash equivalents, ending	$18,131	$41,127

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$—	$—
Cash paid during the period for interest	$1,550	$1,285

Noncash financing and investing activities
Unrealized gain on investment securities available-for-sale, net of taxes	$112	$505
Transfer of loans to foreclosed assets	$—	$369

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)          Presentation of Financial Statements

The consolidated financial statements include the accounts of Carolina Trust BancShares, Inc. (the “Company”), its subsidiary Carolina Trust Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation. On August 16, 2016, the Company announced that it had consummated a statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate. The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is the only subsidiary of the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the Annual Report.

(2)          Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall, Subtopic 825-10 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company will begin reporting unrealized gains and losses of its marketable equity securities in income as compared to the current method of reporting through other comprehensive income. For the year ended December 31, 2016, other comprehensive income included $75,000, pre-tax, and $48,000, after tax, for unrealized gains on marketable equity securities. If the standard had been adopted already, the unrealized income would be reported on the income statement. The nonmarketable equity securities that do not have readily determinable values are currently recorded at cost. Following implementation, these securities, primarily FHLB stock, will be recorded at cost less any impairment, plus or minus any observable changes in price resulting from transactions for similar or identical investments of the same issuer. An initial adjustment of accumulated other comprehensive income will be recorded in retained earnings when the standard is adopted.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact. The long-term contracts that the Company currently has with customers, loans and time deposits, are being evaluated and are not expected to be impacted by this standard. As the Company considers, plans and implements new products, the impact of this standard on projected revenues will be evaluated and reported accordingly for contracts that are executed with customers.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation. The Company has adopted a software model for the allowance for loan and lease losses (ALLL) model that has add on functionality for compliance with the new standard.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3)           Noncontrolling Interest

Due to its formation as a holding company, the Company recognized $2,580,000 of the Bank’s preferred stock as a noncontrolling interest in Stockholders’ Equity. On February 6, 2009, the Bank issued $4,000,000 of Senior Preferred Shares to the U.S. Department of Treasury (the “Treasury”), consisting of 4,000 shares, with a liquidation preference of $1,000 per share. In addition, on February 6, 2009, the Bank issued a warrant to the Treasury to purchase 86,957 common shares at an initial exercise price of $6.90 per share with an expiration date of February 6, 2019. Generally accepted accounting principles required management to allocate the net proceeds from the issuance of the preferred stock between the preferred stock and related warrant based upon a relative fair value method. The terms of the preferred shares required management to pay a non-cumulative dividend at the rate of 5 percent per annum for the first five years and 9 percent thereafter. The dividend rate changed from 5 percent to 9 percent on February 16, 2014. Management has determined that the 5 percent dividend rate is below market value, therefore, the fair value of the preferred shares would be less than the $4,000,000 in proceeds. Management determined that a reasonable market rate is 14 percent for the fair value of the preferred shares. Management used the Black-Scholes model for calculating the fair value of the warrant (and related common shares). The allocation between the preferred shares and warrant at February 6, 2009, the date of issuance, net of issuance costs of $20,000 was $3,554,000 and $426,000, respectively. The discount on the preferred shares of $426,000 was accreted through retained earnings over a 60 month period.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes earnings per share and the shares utilized in the computations for the three and six months ended June 30, 2017 and 2016, respectively:

Dollars in thousands, except per share data	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Three months ended June 30, 2017
Basic earnings per common share	$196	4,654,880	$0.04
Effect of dilutive stock securities	—	64,378
Effect of dilutive stock warrants	—	3,349
Diluted earnings per common share	$196	4,722,607	$0.04

Three months ended June 30, 2016
Basic earnings per common share	$399	4,649,558	$0.09
Effect of dilutive stock securities	—	46,575
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$399	4,696,133	$0.08

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Six months ended June 30, 2017
Basic earnings per common share	$407	4,654,635	$0.09
Effect of dilutive stock securities	—	67,116
Effect of dilutive stock warrants	—	6,744
Diluted earnings per common share	$407	4,728,495	$0.09

Six months ended June 30, 2016
Basic earnings per common share	$757	4,649,558	$0.16
Effect of dilutive stock securities	—	46,064
Effect of dilutive stock warrants	—	—
Diluted earnings per common share	$757	4,695,622	$0.16

For the three and six months ended June 30, 2017, there were 40,931 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the three and six months ended June 30, 2016, there were 61,651 shares related to stock options and 86,957 shares related to the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(5)           Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at March 31, June 30, September 30 and December 31 of each year, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies for financial assets and financial liabilities are discussed below:

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Deposits

The fair value of demand deposits, savings, money market and negotiable order of withdrawal (NOW) accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at June 30, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$10,700	$10,700	$—	$—	$10,700
Interest-earning deposits with banks	7,431	7,431	—	—	7,431
Certificates of deposit with banks	1,498	—	1,498	—	1,498
Federal Home Loan Bank Stock	1,064	—	1,064	—	1,064
Securities available-for-sale	29,516	1,118	28,398	—	29,516
Net loans	321,136	—	—	322,824	322,824
Accrued interest receivable	948	—	948	—	948

LIABILITIES
Deposits	$330,893	$—	$323,960	$—	$323,960
Capital lease obligation	238	—	238	—	238
FHLB Advances	17,100	—	17,106	—	17,106
Long term subordinated debt	9,640	—	9,670	—	9,670
Accrued interest payable	254	—	254	—	254

 CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$8,063	$8,063	$—	$—	$8,063
Interest-earning deposits with banks	18,086	18,086	—	—	18,086
Certificates of deposit with banks	1,498	—	1,498	—	1,498
Federal Home Loan Bank Stock	942	—	942	—	942
Securities available-for-sale	27,063	1,112	25,201	750	27,063
Net loans	305,099	—	—	305,714	305,714
Accrued interest receivable	945	—	945	—	945

LIABILITIES
Deposits	$318,665	$—	$311,464	$—	$311,464
Capital lease obligation	268	—	268	—	268
FHLB Advances	14,100	—	14,115	—	14,115
Long term subordinated debt	9,605	—	9,616	—	9,616
Accrued interest payable	287	—	287	—	287

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities and municipal bonds. Securities classified as Level 3 include a corporate debt security and a common stock in a less liquid market. The value of the corporate debt security is determined via the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies. There have been no changes in valuation techniques for the quarter ended June 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2017
U.S. Government and federal agency	$9,462	$—	$9,462	$—
Government-sponsored enterprises *	18,625	—	18,625	—
Municipal securities	311	—	311	—
Equity securities	1,118	1,118	—	—
Total	$29,516	$1,118	$28,398	$—

December 31, 2016
U.S. Government and federal agency	$6,543	$—	$6,543	$—
Government-sponsored enterprises *	18,658	—	18,658	—
Corporate debt securities	750	—	—	750
Equity securities	1,112	1,112	—	—
Total	$27,063	$1,112	$25,201	$750

* Such as FNMA, FHLMC and FHLB

The Company did not have any transfers between Levels 1, 2 or 3 during the periods ended June 30, 2017 and December 31, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At June 30, 2017, the discounted cash flows method was used in determining the fair value of eight loans totaling $1.8 million and the fair value of the collateral method was used in the other thirty-six loans totaling $5.7 million. At December 31, 2016, the discounted cash flows method was used in determining the fair value of ten loans totaling $3.3 million and the fair value of the collateral method was used in the other thirty-three loans totaling $3.8 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable assumptions will need to be used in assessing the value. When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended June 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the six months ended June 30, 2017 and 2016.

	June 30, 2017		June 30, 2016
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$—	$1,789	$—	$1,378
Specific valuation allowance allocations	—	(247)	—	(181)
Carrying value of impaired loans after allocations	$—	$1,542	$—	$1,197

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

There have been no changes in valuation techniques for the quarter ended June 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents foreclosed assets that were re-measured and reported at fair value during the three months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Dollars in thousands
Foreclosed assets re-measured at initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$—	$100
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$100

Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$767	$1,190
Write-downs included in foreclosed asset expense, net	(184)	(56)
Fair value	$583	$1,134

The following table presents foreclosed assets that were re-measured and reported at fair value during the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Dollars in thousands
Foreclosed assets re-measured at initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$—	$100
Charge-offs recognized in the allowance for loan losses	—	—
Fair value	$—	$100

Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$776	$1,294
Write-downs included in foreclosed asset expense, net	(193)	(160)
Fair value	$583	$1,134

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2017
Foreclosed assets	$583	$—	$—	$583
Impaired loans	1,542	—	—	1,542
Total	$2,125	$—	$—	$2,125

December 31, 2016
Foreclosed assets	$1,011	$—	$—	$1,011
Impaired loans	1,915	—	—	1,915
Total	$2,926	$—	$—	$2,926

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
June 30, 2017
Impaired loans	1,542	Discounted cash flows	Discount rate	4.75% - 8.50%	7.06%
Foreclosed assets	583	Discounted appraisals	Appraisal adjustments	18.84% - 34.85%	28.08%

December 31, 2016
Impaired loans	1,915	Discounted cash flows	Discount rate	4.25% - 6.50%	5.89%
Foreclosed assets	1,011	Discounted appraisals	Appraisal adjustments	15.11% - 60.47%	30.75%

(6)           Investment Securities

The amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
U.S. Government and federal agency	$9,517	$30	$(85)	$9,462
Government-sponsored enterprises *	18,715	90	(180)	18,625
Municipal securities	299	12	—	311
Equity securities	1,204	—	(86)	1,118
	$29,735	$132	$(351)	$29,516

December 31, 2016
U.S. Government and federal agency	$6,664	$17	$(138)	$6,543
Government-sponsored enterprises *	18,841	101	(284)	18,658
Corporate debt securities	750	—	—	750
Equity securities	1,204	—	(92)	1,112
	$27,459	$118	$(514)	$27,063

* Such as GNMA, FNMA, FHLMC and FHLB

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available-for-sale (excluding marketable equity securities) at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$—	$—
Due after one but within five years	4,296	4,284
Due after five but within ten years	8,539	8,527
Due after ten years	15,696	15,587
	$28,531	$28,398

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment security portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016, respectively.

	Temporarily Impaired Securities in AFS Portfolio
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
June 30, 2017
U.S. Government and federal agency	$4,307	$(65)	$977	$(20)	$5,284	$(85)
Government-sponsored enterprises *	13,845	(180)	—	—	13,845	(180)
Equity securities	1,118	(85)	—	(1)	1,118	(86)
Total temporarily impaired securities	$19,270	$(330)	$977	$(21)	$20,247	$(351)

December 31, 2016
U.S. Government and federal agency	$5,332	$(138)	$—	$—	$5,332	$(138)
Government-sponsored enterprises *	14,965	(282)	140	(2)	15,105	(284)
Equity securities	1,112	(91)	—	(1)	1,112	(92)
Total temporarily impaired securities	$21,500	$(511)	$140	$(3)	$21,641	$(514)

* Such as FNMA, FHLMC and FHLB.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2017, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $3.2 million at June 30, 2017 were pledged to secure public funds. The Company had no sales of securities during three and six periods ended June 30, 2017 and June 30, 2016.

The following table presents the changes in the Company’s accumulated other comprehensive income, net of tax, by component for the periods indicated:

	2017	2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
(Dollars in thousands)
Beginning balance, April 1	$(144)	$(5)
Other comprehensive income before reclassifications	7	294
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	7	294
Ending balance, June 30	$(137)	$289

	2017	2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
(Dollars in thousands)
Beginning balance, January 1	$(249)	$(216)
Other comprehensive income before reclassifications	112	505
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	112	505
Ending balance, June 30	$(137)	$289

The Company did not have any reclassifications out of accumulated other comprehensive income for the three or six-months ended June 30, 2017 and June 30, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(7)   Loans

The following is a summary of loans at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$4,493	1.39%	$2,463	0.80%
Commercial ADC	23,511	7.25%	24,583	7.97%
Farmland	4,842	1.49%	3,826	1.24%
Multifamily	11,500	3.55%	11,980	3.88%
Owner occupied	76,663	23.63%	69,686	22.59%
Non-owner occupied	71,678	22.10%	68,079	22.07%
Total commercial real estate	192,688	59.41%	180,617	58.55%

Commercial
Commercial and industrial	41,462	12.78%	41,935	13.59%
Agriculture	199	0.06%	209	0.07%
Other	1,349	0.42%	1,636	0.53%
Total commercial	43,010	13.26%	43,780	14.19%

Residential mortgage
First lien, closed-end	48,513	14.96%	43,811	14.20%
Junior lien, closed-end	1,180	0.36%	887	0.29%
Total residential mortgage	49,693	15.32%	44,698	14.49%

Home equity lines	35,194	10.85%	35,119	11.38%

Consumer – other	3,765	1.16%	4,278	1.39%

Total loans	$324,349	100.00%	$308,492	100.00%

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, and Iredell Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	June 30, 2017	December 31, 2016
Dollars in thousands
Commercial real estate
Commercial ADC	$997	$1,022
Farmland	40	43
Multifamily	147	153
Owner occupied	18	55
Non-owner occupied	220	37
Total commercial real estate	1,422	1,310
Commercial
Commercial and industrial	213	1,139
Total commercial	213	1,139
Residential mortgage:
First lien, closed end	587	179
Junior lien, closed end	455	—
Total residential mortgage	1,042	179
Home equity lines	39	—
Consumer – other	—	—
Total non-accrual loans	$2,716	$2,628

Interest foregone on non-accrual loans was approximately $68,000 and $105,000 for the three and six months ended June 30, 2017 and $29,000 and $54,000 for the three and six months ended June 30, 2016.

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
June 30, 2017
Commercial real estate:
Residential ADC	$—	$—	$—	$4,493	$4,493	$—
Commercial ADC	—	992	992	22,519	23,511	—
Farmland	40	—	40	4,802	4,842	—
Multifamily	147	—	147	11,353	11,500	—
Owner occupied	2,249	—	2,249	74,414	76,663	—
Non-owner occupied	11	188	199	71,479	71,678	—
Total commercial real estate	2,447	1,180	3,627	189,060	192,687	—
Commercial:
Commercial and industrial	8	213	221	41,241	41,462	—
Agriculture	—	—	—	199	199	—
Other	—	—	—	1,349	1,349	—
Total commercial	8	213	221	42,789	43,010	—
Residential mortgage:
First lien, closed end	356	723	1,079	47,434	48,513	181
Junior lien, closed-end	—	449	449	731	1,180	—
Total residential mortgage	356	1,172	1,528	48,165	49,693	—
Home equity lines	—	38	38	35,156	35,194	—
Consumer – other	1	—	1	3,764	3,765	—
Total loans	$2,812	$2,603	$5,415	$318,934	$324,349	$181

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2016
Commercial real estate:
Residential ADC	$—	$—	$—	$2,463	$2,463	$—
Commercial ADC	1,232	1,016	2,248	22,335	24,583	—
Farmland	—	—	—	3,826	3,826	—
Multifamily	—	—	—	11,980	11,980	—
Owner occupied	—	—	—	69,686	69,686	—
Non-owner occupied	14	—	14	68,065	68,079	—
Total commercial real estate	1,246	1,016	2,262	178,355	180,617	—
Commercial:
Commercial and industrial	29	56	85	41,850	41,935	—
Agriculture	—	—	—	209	209	—
Other	—	—	—	1,636	1,636	—
Total commercial	29	56	85	43,695	43,780	—
Residential mortgage:
First lien, closed end	24	128	152	43,659	43,811	—
Junior lien, closed-end	—	—	—	887	887	—
Total residential mortgage	24	128	152	44,546	44,698	—
Home equity lines	111	247	358	34,761	35,119	247
Consumer – other	10	—	10	4,268	4,278	—
Total loans	$1,420	$1,447	$2,867	$305,625	$308,492	$247

At June 30, 2017 there was one loan in the amount of $181,000 past due 90 days or more, which was still accruing interest. There were two loans totaling $247,000 past due 90 days or more and still accruing interest at December 31, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Impaired loans

Impaired loans are set forth in the following tables.

Loans without an allowance at June 30, 2017

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,663	$998	$—	$1,071	$—	$1,742	$—
Farmland	40	40		32	—	40	—
Multifamily	147	147	—	114	—	153	—
Owner occupied	2,666	2,666		1,683	20	2,101	46
Non-owner occupied	285	220	—	73	3	52	3
Total commercial real estate	4,801	4,071	—	2,973	23	4,088	49
Commercial
Commercial and industrial	509	271	—	191	1	265	3
Residential mortgage
First lien, closed-end	979	846	—	524	1	499	3
Junior lien, closed-end	674	674	—	170	—	95	2
Total residential mortgage	1,653	1,520	—	694	1	594	5
Home equity lines	166	121	—	118	1	186	3
Consumer – other	—	—	—	3	—	4	—
Total loans	$7,129	$5,983	$—	$3,979	$26	5,137	60

Loans with an allowance at June 30, 2017

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$—	$—	$—	$—	$—	$103	$—
Owner occupied	—	—	—	67	—	136	—
Total commercial real estate	—	—	—	67	—	239	—
Commercial
Commercial and industrial	737	737	138	1,094	15	1,513	30
Residential mortgage
First lien, closed-end	834	834	32	625	14	824	28
Junior lien, closed-end	218	218	77	55	1	18	1
Total residential mortgage	1,052	1,052	109	680	15	838	29
Consumer – other	—	—	—	—	—	1	—
Total loans	$1,789	$1,789	$247	$1,841	$30	$2,595	$59

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Total Impaired Loans at June 30, 2017

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,663	$998	$—	$1,071	$—	$1,845	$—
Farmland	40	40	—	32	—	40	—
Multifamily	147	147	—	114	—	153	—
Owner occupied	2,666	2,666	—	1,750	20	2,237	46
Non-owner occupied	285	220	—	73	3	52	3
Total commercial real estate	4,801	4,071	—	3,040	23	4,327	49
Commercial
Commercial and industrial	1,246	1,008	138	1,285	16	1,778	33
Residential mortgage
First lien, closed-end	1,813	1,680	32	1,149	15	1,323	31
Junior lien, closed-end	892	892	77	225	1	113	3
Total residential mortgage	2,705	2,572	109	1,374	16	1,436	34
Home equity lines	166	121	—	118	1	186	3
Consumer – other	—	—	—	3	—	5	—
Total loans	$8,918	$7,772	$247	$5,820	$56	$7,732	$119

Loans without an allowance at December 31, 2016

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,920	$2,253	$—	$2,307	$54
Farmland	43	43	—	19	1
Multifamily	153	153	—	119	1
Owner occupied	2,006	2,006	—	2,005	110
Non-owner occupied	37	37	—	41	—
Total commercial real estate	5,159	4,492	—	4,491	166
Commercial
Commercial and industrial	178	130	—	459	8
Total commercial	178	130	—	459	8
Residential mortgage
First lien, closed-end	305	226	—	351	3
Total residential mortgage	305	226	—	351	3
Home equity lines	338	338	—	259	18
Consumer – other	—	—	—	39	—
Total loans	$5,980	$5,186	$—	$5,599	$195

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Loans with a related allowance at December 31, 2016

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Owner occupied	$153	$152	$35	$173	$4
Total commercial real estate	153	152	35	173	4

Commercial
Commercial and industrial	2,065	1,865	840	946	76
Total commercial	2,065	1,865	840	946	76

Residential mortgage
First lien, closed-end	812	812	39	828	20
Total residential mortgage	812	812	39	828	20

Home equity lines	—	—	—	1	—

Total loans	$3,030	$2,829	$914	$1,948	$100

Total Impaired Loans at December 31, 2016

In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,920	$2,253	$—	$2,307	$54
Farmland	43	43	—	19	1
Multifamily	153	153	—	119	1
Owner occupied	2,159	2,158	35	2,178	114
Non-owner occupied	37	37	—	41	—
Total commercial real estate	5,312	4,644	35	4,664	170

Commercial
Commercial and industrial	2,243	1,995	840	1,405	84
Total commercial	2,243	1,995	840	1,405	84

Residential mortgage
First lien, closed-end	1,117	1,038	39	1,179	23
Total residential mortgage	1,117	1,038	39	1,179	23

Home equity lines	338	338	—	260	18

Consumer – other	—	—	—	39	—

Total loans	$9,010	$8,015	$914	$7,547	$295

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Loans without an allowance at June 30, 2016

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,973	$2,307	$—	$2,326	$11	$2,340	$27
Multifamily	160	160	—	162	—	81	1
Owner occupied	1,848	1,848		1,888	25	2,025	50
Non-owner occupied	41	41	—	42	—	43	—
Total commercial real estate	5,022	4,356	—	4,418	36	4,489	78

Commercial Commercial and industrial	502	497	—	509	8	525	19

Residential mortgage First lien, closed-end	423	356	—	378	1	402	2

Home equity lines	103	103	—	219	1	253	11

Consumer – other	18	11	—	54	—	70	—

Total loans	$6,068	$5,323	$—	$5,578	$46	5,739	110

Loans with an allowance at June 30, 2016

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Owner occupied	$123	$123	$1	$124	$—	$188	$—

Commercial Commercial and industrial	426	426	128	429	11	434	15

Residential mortgage First lien, closed-end	830	830	52	833	16	838	31

Home equity lines	—	—	—	—	—	1	—

Consumer – other	—	—	—	—	—	—	—

Total loans	$1,379	$1,379	$181	$1,386	$27	1,461	46

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Total Impaired Loans at June 30, 2016

				This quarter		Year to date
In thousands	Unpaid Contractual Principal Balance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2,973	$2,307	$—	$2,326	$11	2,340	27
Multifamily	160	160	—	162	—	81	1
Owner occupied	1,971	1,971	1	2,012	25	2,213	50
Non-owner occupied	41	41	—	42	—	43	—
Total commercial real estate	5,145	4,479	1	4,542	36	4,677	78

Commercial Commercial and industrial	928	923	128	938	19	959	34

Residential mortgage First lien, closed-end	1,253	1,186	52	1,211	17	1,240	33

Home equity lines	103	103	—	219	1	254	11

Consumer – other	18	11	—	54	—	70	—

Total loans	$7,447	$6,702	$181	$6,964	$73	7,200	156

Troubled Debt Restructures

As of June 30, 2017, ten loans totaling $4,428,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. A sold participation loan of $704,000 that was related to one of these troubled debt restructurings was repurchased from the participating bank in May 2017. This repurchase increased our carrying value by $704,000. The borrower has made scheduled payments since 2014, and the loan is accruing interest. Eleven loans totaling $4,992,000 were identified as troubled debt restructurings and considered impaired at December 31, 2016, none of which had unfunded commitments.

Of the ten loans identified as troubled debt restructurings at June 30, 2017, nine loans totaling $4,292,000 were accruing interest. Of the eleven loans identified as troubled debt restructurings at December 31, 2016, ten loans totaling $4,616,000 were accruing interest.

For the three and six months ended June 30, 2017, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Forgiveness of Principal
Residential Mortgage:
Junior lien, closed end	2	$636	$436	2	$636	$436
Total residential mortgage	2	636	436	2	636	436
Total	2	$636	$436	2	$636	$436
Grand Total	2	$636	$436	2	$636	$436

For the three and six months ended June 30, 2016, there were no concessions made on newly restructured loans.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2017. The type labeled other includes concessions made to capitalize interest and extend interest only periods.

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Other
Commercial:
Commercial and industrial	1	$136	1	$136
Total commercial	1	$136	1	$136

Grand Total	1	$136	1	$136

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2016.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of June 30, 2017 and 2016.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
June 30, 2017	(Dollars in thousands)
Forgiveness of principal	—	$—	2	$436	—	$—	—	$—
Other	—	—	—	—	—	—	1	136
Total	—	$—	2	$436	—	$—	1	$136

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
June 30, 2016	(Dollars in thousands)
Extended payment terms	—	$—	2	$944	—	$—	—	$—
Total	—	$—	2	$944	—	$—	—	$—

Credit Quality Indicators

As part of the on-going monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans, and (v) delinquencies. The Company also has an internal Loan Review Officer that monitors risk grades on an on-going basis. Furthermore, the Company employs a third party contractor to perform an annual loan review. The scope of the review is typically 50 – 60% of the loan portfolio.

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

Grade 7 – Substandard. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans consistently not meeting the repayment schedule should be downgraded to substandard. Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. The weaknesses may include, but are not limited to (i) high debt to worth ratios, (ii) declining or negative earnings trends, (iii) declining or inadequate liquidity, (iv) improper loan structure, (v) questionable repayment sources, (vi) lack of well-defined secondary repayment source and (vii) unfavorable competitive comparisons.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

The following table presents the credit risk profile by internally assigned risk grades.

June 30, 2017
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$4,493	$—	$—	$—	$—
Commercial ADC	22,026	488	997	—	—
Farmland	4,802	—	40	—	—
Multifamily	11,354	—	147	—	—
Owner occupied	73,480	1,831	1,352	—	—
Non-owner occupied	70,576	882	220	—	—
Total commercial real estate	186,731	3,201	2,756	—	—
Commercial:
Commercial and industrial	40,051	785	626	—	—
Agriculture	199	—	—	—	—
Other	1,349	—	—	—	—
Total commercial	41,599	785	626	—	—
Residential mortgage:
First lien, closed-end	46,835	831	846	—	—
Junior lien, closed-end	288	—	892	—	—
Total residential mortgage	47,123	831	1,738	—	—
Home equity lines	33,510	1,545	139	—	—
Consumer – other	3,601	164	—	—	—
Total	$312,564	$6,526	$5,259	$—	$—

December 31, 2016
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$2,463	$—	$—	$—	$—
Commercial ADC	21,832	1,729	1,022	—	—
Farmland	3,783	—	43	—	—
Multifamily	11,827	—	153	—	—
Owner occupied	66,820	1,303	1,563	—	—
Non-owner occupied	66,511	1,276	292	—	—
Total commercial real estate	173,236	4,308	3,073	—	—
Commercial:
Commercial and industrial	39,918	442	1,575	—	—
Agriculture	209	—	—	—	—
Other	1,636	—	—	—	—
Total commercial	41,763	442	1,575	—	—
Residential mortgage:
First lien, closed-end	41,822	1,174	815	—	—
Junior lien, closed-end	437	—	450	—	—
Total residential mortgage	42,259	1,174	1,265	—	—
Home equity lines	33,274	1,579	266	—	—
Consumer – other	4,111	167	—	—	—
Total	$294,643	$7,670	$6,179	$—	$—

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company’s loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company’s loan analysis and grading program. In the second quarter of 2017, the allowance methodology used in the analysis was modified by expanding the look-back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance.

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses for the both the three and six months ended June 30, 2017 that totaled $64,000 and $215,000, respectively. The Company did not record any provision for loan losses for the quarter ended June 30, 2016 and recorded a net recovery of $80,000 for the first six months of 2016. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2017
Commercial real estate	$1,692	$332	$(73)	$3	$1,954
Commercial and industrial	1,132	(416)	(233)	18	501
Residential mortgage	444	69	—	11	524
Consumer	203	79	(53)	5	234
Total	$3,471	$64	$(359)	$37	$3,213
June 30, 2016
Commercial real estate	$2,280	$(18)	$—	$21	$2,283
Commercial and industrial	458	93	—	—	551
Residential mortgage	496	(90)	—	—	406
Consumer	287	15	(12)	11	301
Total	$3,521	$—	$(12)	$32	$3,541

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2017					$
Commercial real estate	$1,607	$414	$(73)	$6		1,954
Commercial and industrial	1,171	(454)	(234)	18		501
Residential mortgage	427	152	(66)	11		524
Consumer	188	103	(64)	7		234
Total	$3,393	$215	$(437)	$42		$3,213
June 30, 2016
Commercial real estate	$2,302	$27	$(70)	$24		$2,283
Commercial and industrial	570	21	(58)	18		551
Residential mortgage	505	(99)	—	—		406
Consumer	346	(29)	(29)	13		301
Total	$3,723	$(80)	$(157)	$55		$3,541

The allocation of the allowance for loan losses for June 30, 2017 and December 31, 2016 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
June 30, 2017
Commercial real estate	$—	$1,954	$1,954
Commercial and industrial	138	363	501
Residential mortgage	109	415	524
Consumer	—	234	234
Total	$247	$2,966	$3,213
December 31, 2016
Commercial real estate	$35	$1,572	$1,607
Commercial and industrial	840	331	1,171
Residential mortgage	39	388	427
Consumer	—	188	188
Total	$914	$2,479	$3,393

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company’s recorded investment in loans as of June 30, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	June 30, 2017		December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$4,071	$189,336	$4,644	$176,566
Commercial and industrial	1,008	42,002	1,995	41,785
Residential mortgage	2,572	47,121	1,038	43,660
Consumer	121	38,838	338	39,059
Unearned discounts	—	(720)	—	(593)

Total	$7,772	$316,577	$8,015	$300,477

At June 30, 2017, the Company had pre-approved but unused lines of credit totaling $60.9 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity as of June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
Dollars in thousands
Balance, beginning of year	$2,043	$2,347
Loan disbursements	65	635
Loan repayments	(177)	(301)
Changes in related parties	—	—
Balance, end of quarter	$1,931	$2,681

At June 30, 2017 and 2016, the Company had pre-approved but unused lines of credit totaling $362,000 and $264,000, respectively, to executive officers, directors and their related interests. Related party deposits totaled $2,014,000 and $1,466,000 at June 30, 2017 and 2016, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(8)       Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six month periods ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Dollars in thousands
Balance, beginning of year	$1,011	$1,994
Additions	—	369
Proceeds from sale	(211)	(940)
Valuation adjustments	(193)	(160)
Losses on sales	(24)	(29)
Balance, end of quarter	$583	$1,234

The Company does not have any foreclosed residential real estate properties held as of June 30, 2017.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $487,000 as of June 30, 2017.

(9)        Stock Option Plans

The Company has six share-based compensation plans in effect at June 30, 2017 and June 30, 2016. The compensation cost charged against income for those plans was approximately $9,000 and $18,000 respectively for the three and six months ended June 30, 2017. The compensation cost charged against income for those plans for the three and six months ended June 30, 2016 was $33,000 and $43,000, respectively.

During 2001, the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2001 Employee Plan”) and a Non-statutory Stock Option Plan (the “2001 Director Plan”). Each plan makes available options to purchase 100,771 shares of the Company’s common stock, for an aggregate number of common shares reserved for options under these plans of 201,542. The exercise price of all options granted to date under these plans is $3.14.

The options granted in 2006 through 2011 under the 2001 Director Plan and the 2001 Employee Plan vested over a four-year period. The options granted in 2005 under the 2001 Director Plan and the 2001 Employee Plan vested over a three-year period. All unexercised options expire ten years after the year of the grant or earlier in certain circumstances. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2001 Employee Plan and the 2001 Director Plan expired in 2011 in accordance with their terms and no further options may be granted under these plans.

During 2005, the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2005 Employee Plan”) and a Non-statutory Stock Option Plan (the “2005 Director Plan”). The 2005 Employee Plan made available options to purchase 72,389 shares of the Company’s common stock and the 2005 Director Plan made available 73,527 shares of the Company’s common stock, for an aggregate number of common shares reserved under these plans of 145,916. The exercise price of all options granted to date under these plans range from $2.13 to $15.80.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The options granted in 2005 under the 2005 Director Plan and the 2005 Employee Plan vested over a three-year period. The options granted in 2006 through 2015 under the 2005 Employee Plan vest over a four-year period. All unexercised options expire ten years after the date of grant. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2005 Employee Plan and the 2005 Director Plan expired in 2015 in accordance with their terms and no further options may be granted under these plans. Additionally, the Company granted 10,000 shares of restricted stock under the 2005 Employee Plan in 2014. The shares vested over a 3-year period, fully vesting in January 2017.

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. These options were converted to options to purchase shares of the Company’s common stock in August 2016 in connection with the Bank’s reorganization into the bank holding company structure. As of June 30, 2017, there were 104,776 options outstanding from the converted plans with exercise prices ranging from $2.13 to $19.20.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Dollars in thousands
Option Grants	$9	$29
Restricted Stock Grants	—	4
Total compensation expense	$9	$33

	Six months ended June 30, 2017	Six months ended June 30, 2016
Dollars in thousands
Option Grants	$18	$37
Restricted Stock Grants	—	6
Total compensation expense	$18	$43

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

A summary of option activity under the stock option plans as of June 30, 2017 and changes during the period ended June 30, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	184,892	$6.67	5.40 years
Exercised	(738)	2.39
Expired	(550)	15.80
Forfeited	—	—
Granted	—	—
Outstanding, June 30, 2017	183,604	$6.66	4.92 years	$516,636

Exercisable, June 30, 2017	169,771	$6.80		$481,948

There were 958 options vested and no options granted during the six months ended June 30, 2017. The approximate fair value of options vested over the three and six months ended June 30, 2016 was $3,000. No options were granted during the three and six months ended June 30, 2016.

A summary of restricted stock activity during the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	—	—	3,334	$3.31
Granted	—		—
Vested	—		—
Ending balance outstanding	—	—	3,334	$3.31

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	3,334	$3.31	6,667	$3.31
Granted	—		—
Vested	(3,334)		(3,333)
Ending balance outstanding	—	—	3,334	$3.31

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

As of June 30, 2017, there was $7,000 unrecognized compensation cost related to non-vested options granted under all of the Company equity compensation plans. The restricted stock cost was recognized in 2014, 2015 and 2016.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of June 30, 2017 is as follows:

Financial instruments whose contract represents credit risk
June 30, 2017
Dollars in thousands
Undisbursed lines of credit	$60,894
Letters of credit	646
$61,540

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

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

☐	deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

☐	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities;

☐	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;

☐	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

☐	a failure in or a breach of the Company’s operational or security systems or those of its third party service providers;

☐	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including demand for the Company’s products and services and commercial and residential real estate development and prices;

☐	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;

☐	the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, and other financial institutions operating in the Company’s market area and elsewhere, together with such competitors offering banking products and services by mail, telephone and the Internet;

☐	the Company’s ability to attract and retain key personnel;

☐	changes in governmental monetary and fiscal policies as well as other legislative and regulatory changes;

☐	changes in political and economic conditions;

☐	the Company’s ability to comply with any requirements imposed on it by regulators, and the potential negative consequences that may result; and

☐	the success at managing the risks involved in the foregoing.

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

Discussion of Financial Condition at June 30, 2017 and December 31, 2016

During the period from December 31, 2016 to June 30, 2017, total assets increased by approximately $15.3 million, or 4.07%. The increase, reflected primarily in loans, bank owned life insurance (“BOLI”), and investments securities available-for-sale, was funded by an increase in deposits and Federal Home Loan Bank advances. Interest-earning deposits with banks, and securities available-for-sale at June 30, 2017 totaled $36.9 million compared to $45.1 million at December 31, 2016.

The Company’s investment securities portfolio as of June 30, 2017 totaled $29.5 million, an increase of $2.4 million when compared to the $27.1 million reported at December 31, 2016. All of the Company’s investment securities are classified as available-for-sale (AFS). At June 30, 2017, the Company had net unrealized loss on available-for-sale securities of $137,000, net of tax, as compared to net unrealized loss of $249,000, net of tax, at December 31, 2016.

At June 30, 2017, net loans constituted 82.31% of the Company’s total assets. Net loans increased by $16.0 million from December 31, 2016 to June 30, 2017. Of all of the portfolio segments that increased during the first six months of 2017, commercial real estate experienced the largest amount of growth at $12.1 million or 6.68%. Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

At June 30, 2017 and December 31, 2016 impaired loans, which consisted primarily of troubled debt restructures and non-accrual loans, were $7.8 million and $8.0 million, respectively. Impaired loans of $1.8 million and $2.8 million had related allowances for loan losses aggregating $247,000 and $914,000 at June 30, 2017 and December 31, 2016, respectively. There were $6.0 million and $5.2 million of impaired loans without a specific allowance at June 30, 2017 and December 31, 2016, respectively. Impaired loans at June 30, 2017 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At June 30, 2017, there were ten loans amounting to approximately $4.4 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These ten restructured loans are considered troubled debt restructurings at June 30, 2017 and have specific reserves amounting to approximately $247,000. Of these ten loans, nine loans totaling $4.3 million were accruing interest at June 30, 2017. At December 31, 2016, there were eleven loans totaling $5.0 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance and of these eleven loans, ten loans totaling $4.6 million were accruing interest. Reserves for loans not considered impaired were approximately $3.0 million and $2.5 million at June 30, 2017 and December 31, 2016, respectively. The allowance for loan losses at June 30, 2017 and December 31, 2016 was 0.99% and 1.10%, respectively, of gross loans outstanding. This decrease of 11 basis points was due to the charge-off of several loans that were previously impaired. These charge-offs and loan upgrades resulted in a $667,000 decrease to the specific reserve for impaired loans that was partially offset by a $487,000 increase to the general reserve for pooled loans. The pooled loan reserve increase was driven by increases in the historical loss factors and in the total loan balance.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $21.4 million at June 30, 2017 compared to $19.7 million at December 31, 2016. The increase is attributed mostly to the increase in cash and due from banks of $2.6 million, or 32.71%, which was offset by a decrease in foreclosed assets. At June 30, 2017, foreclosed assets consisted of four properties valued at $583,000.

Deposit accounts represent the Company’s primary funding source and are comprised of non-interest bearing demand deposits, interest bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $12.2 million, or 3.84%, for the six months ended June 30, 2017. The growth is primarily due to the increases in money market accounts of $14.4 million, or 25.75%, and non-interest bearing demand deposits of $5.8 million, or 15.16%. Conversely, time deposits decreased $7.6 million, or 4.76%, including a $4.5 million decline in brokered and listing service deposits as the Company intentionally reduced its reliance on wholesale deposits. Brokered and listing service deposits rates are generally higher than rates for retail deposits.

Federal Home Loan Bank advances totaled $17.1 million at June 30, 2017, an increase of $3.0 million over the $14.1 million advanced at December 31, 2016. The new advances were for three month and six month terms.

Stockholders’ equity amounted to $29.6 million, or 7.58%, of total assets at June 30, 2017, compared to $29.0 million, or 7.74%, of total assets at December 31, 2016.

Discussion of Results of Operations

For the three months ended June 30, 2017 and 2016

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended June 30, 2017 was $196,000 compared to $457,000 for the second quarter of 2016, a decrease of $261,000. Net income attributed to the Company’s common shareholders was also $196,000 for the three months ended June 30, 2017 as compared to $399,000 for the second quarter of 2016. The $58,000 difference between net income and net income to the Company’s common shareholders in the second quarter of 2016 was attributed to the preferred dividend paid by the Bank to its preferred shareholders. The Bank redeemed its preferred stock in December 2016, which eliminated dividends on the preferred stock for 2017. Diluted earnings per common share was $0.04 for the three months ended June 30, 2017 compared to $0.08 for the second quarter of 2016. The decrease in net income is primarily due to an increase in the foreclosed asset expenses for valuation adjustments of $117,000 or $75,000, net of taxes, and the interest expense of $188,000 related to the subordinated debt that was issued on October 13, 2016.

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

Net interest income for the quarter ended June 30, 2017 totaled $3,420,000 compared to $3,379,000 for the quarter ended June 30, 2016. The Company’s net interest spread was approximately 3.64% and 3.69% for the quarters ended June 30, 2017 and 2016, respectively. Net interest margin on average interest earning assets was 3.80% and 3.83% for the quarters ended June 30, 2017 and 2016, respectively. Net interest spread decreased by 5 basis points, and net interest margin decreased by 3 basis points. The decreases in net interest spread and net interest margin are due primarily to interest expense on subordinated debt that was issued in October 2016, accounting for 13 basis points, net of interest income earned on the proceeds from the debt issuance.

Provision for Loan Losses

The Company recorded a provision for loan losses of $64,000 for the quarter ended June 30, 2017. The Company did not record any provision for loan losses for the quarter ended June 30, 2016. This increase of $64,000 in the provision for loan losses is due to an increase in the amount of loans outstanding. The ratio of the allowance for loan and lease losses as a percentage of total loans decreased from 1.21% at June 30, 2016 to 0.99% at June 30, 2017. The decrease in this percentage is due to a decrease in the historical loss factor for Residential and Commercial acquisition, development and construction (“ADC”) loans, Commercial Real Estate loans and home equity loans used in the model, which uses the prior twenty quarters of losses that are components of the general allowance for non-impaired loans. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses. In the second quarter of 2017, the allowance methodology used in the analysis was modified by expanding the look back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

June 30, 2017	$324,349	$2,896	$322	$3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165
June 30, 2014	222,529	2,767	(102)	4,143

Non-interest Income

Non-interest income for the quarter ended June 30, 2017 totaled $338,000, an increase of $26,000 over the $312,000 reported for the quarter ended June 30, 2016. The primary factor contributing to the overall increase was the bank-owned life insurance income increase of $42,000 following a $5.5 million investment in BOLI in February 2017. The Company invested in BOLI for additional income to fund increases to health care benefits and supplemental executive retirement plans. Interchange fee income increased $11,000 for the quarter ended June 30, 2017 when compared to the same period in 2016 as deposit accounts and card usage increased over the past twelve months. Other income decreased by $20,000 when comparing the quarters ended June 30, 2017 to June 30, 2016 as the quarter ended June 30, 2016 income included ancillary income related to commercial loan servicing and collections.

Non-interest Expense

Non-interest expenses for the June 30, 2017 and 2016 quarters totaled $3,409,000 and $2,968,000, respectively. The $441,000 increase was due in part to an increase of $118,000, or 114.4%, in foreclosed asset expense, including maintenance, repairs, losses and write-downs. Write-downs increased by $128,000 based on updated appraisals and sales contracts that occurred during second quarter 2017 on three commercial real estate properties. One of those properties was subsequently sold. An increase of $103,000 was also recorded in data processing expense, including $77,000 that was attributed directly to the conversion of our core banking system. Conversion expenses paid to the core system vendor and to consultants assisting with the conversion accounted for most of this increase. The conversion was completed in April 2017. The data processing expense increase was also attributable to the following ongoing activities: $10,000 for the customer assistance call center that was put into service in November 2016 and $7,000 for improvements to the system used to open deposit accounts. Compensation expense increased by $77,000 due to salary and wage increases, overtime pay and accruals for non-equity incentive compensation. The increase in salaries and wages was attributable to annual raises and an average of one additional full-time employee from second quarter 2016 to second quarter 2017. Overtime pay was related to the core operating system conversion that was completed in April 2017.

Income Tax Expense

The Company recorded income tax expense of $89,000 for the three-months ended June 30, 2017 resulting in an effective tax rate of 31%. For the same period in 2016, the Company recorded income tax expense of $266,000 with an effective tax rate of 37%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and to 3% in 2017. The additional tax exempt income from the BOLI investment in February 2017 also contributed to the lower overall tax rate in 2017.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019. Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019.

Discussion of Results of Operations

For the six months ended June 30, 2017 and 2016

Net Income and Net Income Available to Common Shareholders

Net income for the six months ended June 30, 2017 was $407,000 compared to $874,000 for the six months ended June 30, 2016, a decrease of $467,000. Net income available to common shareholders (which includes the effect of dividends on the non-controlling interest – see Note 3 to the Notes to Condensed Consolidated Financial Statements) was $407,000 for the six months ended June 30, 2017 compared to $757,000 for the six months ended June 30, 2016, a $350,000 decrease. Diluted earnings per common share was $0.09 for the six months ended June 30, 2017 and $0.16 for the six months ended June 30, 2016.

Net Interest Income

Net interest income for the six months ended June 30, 2017 totaled $6,674,000 compared to $6,768,000 for the six months ended June 30, 2016. The Company’s net interest spread was approximately 3.60% and 3.83% for the six months ended June 30, 2017 and 2016, respectively. Net interest margin on average interest earning assets was 3.76% and 3.97% for the six months ended June 30, 2017 and 2016, respectively. The decreases in net interest spread and net interest margin were 0.23% and 0.23%, respectively. The decreases in net interest spread and net interest margin are due primarily to interest expense on subordinated debt that was issued in October 2016, accounting for 18 basis points.

Provision for Loan Losses

The Company recorded provision for loan losses of $215,000 for the six months ended June 30, 2017 and recorded a recovery of loan losses of $80,000 for the six months ended June 30, 2016. This increase in the provision for loan losses is due to an increase in the amount of loans outstanding. The recovery in the prior-period was the result of improvement in credit quality trends, including lower nonperforming assets, lower charge-off levels and lower classified asset levels. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses. In the second quarter of 2017, the allowance methodology used in the analysis was modified by expanding the look back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance.

Non-interest Income

Non-interest income for the six months ended June 30, 2017 and 2016 totaled $630,000 and $598,000, respectively. The increase of $32,000 is comprised of interchange fee income and BOLI. Interchange fee income increased $25,000, or 11.1%, and bank-owned life insurance income increased $65,000, or 248.7%, due to the increase in the investment in bank-owned life insurance. Offsetting these increases was a decrease in overdraft fees on deposits of $23,000.

Non-interest Expense

Non-interest expenses for the six months ended June 30, 2017 and 2016 totaled $6,484,000 and $6,073,000, respectively. The $411,000 increase was due in part to a $103,000, or 3.0%, increase in salaries and employee benefits as a result of health insurance increases, merit increases and performance bonus increases. An increase of $196,000, or 57.3%, was also recorded in data processing expense due to an increase in the number of customer accounts and expenses for conversion of our core products that was completed in April 2017.

Income Tax Expense

The Company recorded income tax expense of $198,000 for the six months ended June 30, 2017 resulting in an effective tax rate of 33%. For the same period in 2016, the Company recorded income tax expense of $499,000 with an effective tax rate of 36%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and to 3% in 2017. The additional $65,000 in tax exempt BOLI income in the six months ended June 30, 2017 also contributed to the lower overall tax rate.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner. The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks and investment securities classified as available-for-sale, comprised 12.60% and 14.59% of total assets at June 30, 2017 and December 31, 2016, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands. The Company has established credit lines with other financial institutions to purchase up to $13 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at June 30, 2017. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at June 30, 2017 was $51.7 million, of which $17.1 million was advanced.

Total deposits were $330.9 million and $318.7 million at June 30, 2017 and December 31, 2016, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 46.03% and 50.19% of total deposits at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had brokered time deposits of $26.1 million and $25.4 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service. At June 30, 2017 and December 31, 2016, respectively, the deposits attributed to the listing service were $16.9 million and $18.5 million, respectively. Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower. Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company’s capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including quality and stability of earnings, asset quality, guidance, expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relationship to total assets adjusted for risk.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The rules also establish a requirement for the Bank to maintain a capital conservation buffer. The capital conservation buffer requirement began January 1, 2016, at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The table below presents the regulatory capital ratios for the Bank.

	At June 30, 2017
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	10.89%	4.50%	6.50%
Total risk-based capital ratio	10.89%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.83%	6.00%	8.00%
Tier 1 leverage ratio	9.75%	4.00%	5.00%

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

Part II.  OTHER INFORMATION

Item 6. Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Section 1350 Certification
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Six Months Ended June 30, 2017 and 2016; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2017 and 2016; (vii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and 2016; and (viii) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: August 11, 2017	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Edwin E. Laws
Edwin E. Laws Executive Vice President and Chief Financial Officer