Form 10-Q
period 2017-09-30
Carolina Trust BancShares, Inc.
filed 2017-11-13
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes ☐     No ☒
The number of shares of the registrant’s common stock outstanding as of November 10, 2017 was 4,656,880

Part I. FINANCIAL INFORMATION
Item 1 – Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016*
Assets
Cash and due from banks	$6,285	$8,063
Interest-earning deposits with banks	7,594	18,086
Cash and cash equivalents	13,879	26,149

Certificates of deposit with banks	1,498	1,498
Investment securities available-for-sale, at fair value (amortized cost $28,808 and $27,459 at September 30, 2017 and December 31, 2016, respectively)	28,333	27,063
Federal Home Loan Bank stock, at cost	1,192	942
Loans	340,038	308,492
Less: Allowance for loan and lease losses	(3,423)	(3,393)
Net Loans	336,615	305,099

Bank-owned life insurance	7,144	1,498
Accrued interest receivable	975	945
Bank premises, equipment and software	6,533	6,388
Foreclosed assets	467	1,011
Core deposit intangible, net of accumulated amortization of $702 and $667 at September 30, 2017 and December 31, 2016, respectively	83	117
Other assets	3,578	4,207
Total Assets	$400,297	$374,917

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$46,920	$38,593
Interest-earning demand deposits	117,158	99,084
Savings	21,369	21,059
Time deposits	152,142	159,929
Total deposits	337,589	318,665

Capital lease obligation	223	268
Federal Home Loan Bank advances	20,100	14,100
Long term subordinated debt	9,658	9,605
Accrued interest payable	450	287
Other liabilities	2,512	2,959
Total liabilities	370,532	345,884

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,654,880 and 4,650,808 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11,637	11,627
Additional paid-in capital	13,004	12,988
Retained earnings	4,999	4,241
Accumulated other comprehensive loss	(301)	(249)
Total stockholders’ equity	29,765	29,033
Total Liabilities and Stockholders’ Equity	$400,297	$374,917
*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2016 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Interest Income
Interest and fees on loans	$4,215	$3,727
Interest on investment securities and cash	219	239
Total interest income	4,434	3,966

Interest Expense
Interest expense non-maturity deposits	131	78
Interest expense time deposits	509	566
Interest expense borrowed funds	60	43
Interest expense capital lease	4	5
Interest expense on subordinated debt	190	-
Total interest expense	894	692
Net interest income	3,540	3,274
Loan loss provision	340	202
Net interest income after loan loss provision	3,200	3,072

Noninterest income
Overdraft fees on deposits	117	102
Interchange fee income	118	111
Service charges on deposits	16	13
Mortgage fee income	32	22
Customer service fees	13	16
ATM income	7	8
Bank-owned life insurance income	55	13
Gain on the sale of securities	-	55
Other income	9	9
Total noninterest income	367	349

Noninterest expense
Salaries & benefits expense	1,762	1,691
Occupancy expense	212	230
Furniture, fixture & equipment expense	142	134
Data processing expense	201	215
Office supplies expense	16	16
Professional fees	91	185
Advertising and marketing	33	34
Insurance	77	83
Foreclosed asset expense, net	22	148
Check card expense	85	95
Loan expense	55	51
Stockholder expense	26	46
Directors fees and expenses	59	47
Telephone expense	76	56
Core deposit intangible amortization expense	12	15
Other operating expense	177	126
Total noninterest expense	3,046	3,172
Pre-tax income	521	249
Income tax expense	170	164
Net income	351	85
Less income attributable to noncontrolling interest	-	58
Net income attributable to Carolina Trust BancShares, Inc.	$351	$27

Earnings per share
Basic earnings per common share	$0.08	$0.01
Diluted earnings per common share	$0.07	$0.01
Weighted average common shares outstanding	4,654,880	4,650,221
Diluted average common shares outstanding	4,740,660	4,699,895

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2017	2016
Interest Income
Interest and fees on loans	$12,091	$11,286
Interest on investment securities and cash	686	790
Total interest income	12,777	12,076

Interest Expense
Interest expense non-maturity deposits	311	202
Interest expense time deposits	1,515	1,684
Interest expense borrowed funds	156	132
Interest expense capital lease	13	16
Interest expense on subordinated debt	568	-
Total interest expense	2,563	2,034
Net interest income	10,214	10,042
Loan loss provision	555	122
Net interest income after loan loss provision	9,659	9,920

Noninterest income
Overdraft fees on deposits	294	303
Interchange fee income	361	329
Service charges on deposits	41	41
Mortgage fee income	73	72
Customer service fees	40	43
ATM income	20	20
Bank-owned life insurance income	146	39
Gain on sale of securities	-	55
Other income	22	45
Total noninterest income	997	947

Noninterest expense
Salaries & benefits expense	5,279	5,105
Occupancy expense	636	657
Furniture, fixture & equipment expense	435	393
Data processing expense	738	556
Office supplies expense	59	46
Professional fees	333	504
Advertising and marketing	104	108
Insurance	223	244
Foreclosed asset expense, net	283	379
Check card expense	265	274
Loan expense	146	117
Stockholder expense	138	86
Directors fees and expenses	198	155
Telephone expense	222	175
Core deposit intangible amortization expense	35	44
Other operating expense	436	402
Total noninterest expense	9,530	9,245
Pre-tax income	1,126	1,622
Income tax expense	368	663
Net income	758	959
Less income attributable to noncontrolling interest	-	175
Net income attributable to Carolina Trust BancShares, Inc.	$758	$784

Earnings per share
Basic earnings per common share	$0.16	$0.17
Diluted earnings per common share	$0.16	$0.17
Weighted average common shares outstanding	4,654,717	4,649,781
Diluted average common shares outstanding	4,732,557	4,696,894

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016

Net income	$351	$85

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Reclassification of securities gains recognized in net income	-	(55)
Deferred income tax benefit	-	20
Unrealized holding losses arising during period	(256)	(92)
Deferred income tax benefit	92	35
Total other comprehensive loss	(164)	(92)

Total comprehensive income (loss)	$187	$(7)
See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016

Net income	$758	$959

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Reclassification of securities gains recognized in net income	-	(55)
Deferred income tax benefit	-	20
Unrealized holding gains (losses) arising during period	(78)	715
Deferred income tax benefit (expense)	26	(267)
Total other comprehensive income (loss)	(52)	413

Total comprehensive income	$706	$1,372
See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
September 30, 2017 and 2016
(Dollars in thousands)

	2017 Shares Outstanding	September 30, 2017	2016 Shares Outstanding	September 30, 2016
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,650,808	$11,627	4,646,225	$11,616
Exercise of stock options	738	2	1,000	2
Restricted stock vesting	3,334	8	3,333	8
Balance, end of period	4,654,880	$11,637	4,650,558	$11,626

Additional paid-in capital
Balance, beginning of year		$12,988		$12,936
Stock-based compensation		23		48
Exercise of stock options		1		-
Restricted stock vesting		(8)		(8)
Balance, end of period		$13,004		$12,976

Retained earnings
Balance, beginning of year		$4,241		$3,122
Net income		758		959
Dividends declared on preferred stock		-		(175)
Balance, end of period		$4,999		$3,906

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(249)		$(216)
Other comprehensive income		(52)		413
Balance, end of period		$(301)		$197

Noncontrolling interest		-		2,580

Total stockholders’ equity		$29,765		$31,711

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$758	$959
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	555	122
Depreciation and amortization of bank premises, equipment and software	327	265
Accretion of loan fair value adjustments related to acquisition	(6)	(7)
Net amortization of bond premiums	112	81
Gain on the sale of investment securities	-	(55)
Amortization of long term subordinated debt issuance costs	53	-
Amortization of core deposit intangible	35	44
Stock compensation expense	23	48
Increase in value of Bank-owned life insurance contracts	(146)	(39)
Net losses and impairment write-downs on foreclosed assets	217	329
Deferred tax provision	685	555
Decrease (increase) in other assets	(56)	148
Decrease (increase) in accrued interest receivable	(30)	155
Increase in accrued interest payable	163	65
Decrease in other liabilities	(419)	(389)
Net cash and cash equivalents provided by operating activities	2,271	2,281

Cash flows from investing activities
Net increase in loans	(32,262)	(9,581)
Proceeds from sale of foreclosed assets	523	1,156
Net purchases of bank premises, equipment and software	(472)	(308)
Purchase of Bank-owned life insurance	(5,500)	-
Purchase of available-for-sale securities	(4,832)	(20,386)
Proceeds from maturities, calls and pay-downs of available-for-sale securities	3,371	16,229
Proceeds from the sale of available-for-sale securities	-	802
Purchase of Federal Home Loan Bank stock	(249)	(126)
Net cash and cash equivalents used in investing activities	(39,421)	(12,214)

Cash flows from financing activities
Increase in deposits	18,923	38,247
Increase in Federal Home Loan Bank advances	6,000	1,100
Payment of capital lease obligation	(46)	(43)
Decrease in federal funds purchased	-	(2,355)
Dividends paid on preferred stock	-	(175)
Net proceeds from issuance of common stock	3	2
Net cash and cash equivalents provided by financing activities	24,880	36,776
Net increase (decrease) in cash and cash equivalents	(12,270)	26,843

Cash and cash equivalents, beginning	26,149	4,813
Cash and cash equivalents, ending	$13,879	$31,656

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$15	$-
Cash paid during the period for interest	$2,400	$1,969

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$(52)	$413
Transfer of loans to foreclosed assets	$196	$369
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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, includ-ing interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  Currently, the Company has several multi-year property leases for which reporting will be impacted by this standard.  At the end of 2016, one of our branches had an operating lease that expires in 2018 with aggregate payments totaling $160,000.  If the new standard were in effect, the present value of payments would be recognized as an asset and a liability.  Similarly, other property leases expire in 2019, 2020 and 2021 that have payments totaling $90,000, $48,000 and $200,000, respectively.

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

(4)          Earnings Per Share

Basic Earnings per Common Share
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes earnings per share and the shares utilized in the computations for the three and nine months ended September 30, 2017 and 2016, respectively:

Dollars in thousands, except per share data	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Three months ended September 30, 2017
Basic earnings per common share	$351	4,654,880	$0.08
Effect of dilutive stock securities	-	73,545
Effect of dilutive stock warrants	-	12,235
Diluted earnings per common share	$351	4,740,660	$0.07

Three months ended September 30, 2016
Basic earnings per common share	$27	4,650,221	$0.01
Effect of dilutive stock securities	-	49,674
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$27	4,699,895	$0.01

Dollars in thousands, except per share data	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Nine months ended September 30, 2017
Basic earnings per common share	$758	4,654,717	$0.16
Effect of dilutive stock securities	-	69,168
Effect of dilutive stock warrants	-	8,672
Diluted earnings per common share	$758	4,732,557	$0.16

Nine months ended September 30, 2016
Basic earnings per common share	$784	4,649,781	$0.17
Effect of dilutive stock securities	-	47,113
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$784	4,696,894	$0.17

For the three and nine months ended September 30, 2017, there were 35,981 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the three and nine months ended September 30, 2016, there were 134,690 and 144,691 shares, respectively, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price of the Company’s common stock for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(5)          Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at each reporting period, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies for financial assets and financial liabilities are discussed below:

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at September 30, 2017 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
Dollars in thousands		Level 1	Level 2	Level 3
ASSETS
Cash and due from banks	$6,285	$6,285	$-	$-	$6,285
Interest-earning deposits with banks	7,594	7,594	-	-	7,594
Certificates of deposit with banks	1,498	-	1,524	-	1,524
Federal Home Loan Bank stock	1,192	-	1,192	-	1,192
Investment securities available-for-sale	28,333	820	27,513	-	28,333
Net loans	336,615	-	-	338,002	338,002
Accrued interest receivable	975	-	975	-	975

LIABILITIES
Deposits	$337,589	$-	$329,784	$-	$329,784
Capital lease obligation	223	-	223	-	223
Federal Home Loan Bank Advances	20,100	-	20,024	-	20,024
Long term subordinated debt	9,658	-	9,686	-	9,686
Accrued interest payable	450	-	450	-	450

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements at December 31, 2016 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
Dollars in thousands		Level 1	Level 2	Level 3
ASSETS
Cash and due from banks	$8,063	$8,063	$-	$-	$8,063
Interest-earning deposits with banks	18,086	18,086	-	-	18,086
Certificates of deposit with banks	1,498	-	1,498	-	1,498
Federal Home Loan Bank stock	942	-	942	-	942
Investment securities available-for-sale	27,063	1,112	25,201	750	27,063
Net loans	305,099	-	-	305,714	305,714
Accrued interest receivable	945	-	945	-	945

LIABILITIES
Deposits	$318,665	$-	$311,464	$-	$311,464
Capital lease obligation	268	-	268	-	268
Federal Home Loan Bank Advances	14,100	-	14,115	-	14,115
Long term subordinated debt	9,605	-	9,616	-	9,616
Accrued interest payable	287	-	287	-	287

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market.  Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities and municipal bonds.  Securities classified as Level 3 include a corporate debt security and a common stock in a less liquid market.  The value of the corporate debt security is determined via the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies. There have been no changes in valuation techniques for the quarter ended September 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2017
U.S. Government and federal agency	$9,396	$-	$9,396	$-
Mortgage-backed securities*	17,808	-	17,808	-
Municipal securities	309	-	309	-
Equity securities	820	820	-	-
Total	$28,333	$820	$27,513	$-

December 31, 2016
U.S. Government and federal agency	$6,543	$-	$6,543	$-
Mortgage-backed securities*	18,658	-	18,658	-
Corporate debt securities	750	-	-	750
Equity securities	1,112	1,112	-	-
Total	$27,063	$1,112	$25,201	$750

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored agencies such as FNMA and FHLMC.

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended September 30, 2017 and December 31, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At September 30, 2017, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.8 million and the fair value of the collateral method was used in the other thirty-two loans totaling $4.9 million. At December 31, 2016, the discounted cash flows method was used in determining the fair value of ten loans totaling $3.3 million and the fair value of the collateral method was used in the other thirty-three loans totaling $3.8 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable assumptions will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the quarter ended September 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the nine months ended September 30, 2017 and 2016.

	September 30, 2017		September 30, 2016
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$-	$1,812	$-	$2,711
Specific valuation allowance allocations	-	(251)	-	(811)
Carrying value of impaired loans after allocations	$-	$1,561	$-	$1,900

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

There have been no changes in valuation techniques for the quarter ended September 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents foreclosed assets that were re-measured and reported at fair value during the three months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Dollars in thousands
Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$-	$996
Write-downs included in foreclosed asset expense, net	-	(117)
Fair value	$-	$879

For the three months ended September 30, 2017 and September 30, 2016, the Company did not have any foreclosed assets that were re-measured at initial recognition.

The following table presents foreclosed assets that were re-measured and reported at fair value during the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Dollars in thousands
Foreclosed assets re-measured subsequent to initial recognition:
Carrying value of foreclosed assets prior to re-measurement	$-	$1,156
Write-downs included in foreclosed asset expense, net	-	(277)
Fair value	$-	$879

For the nine months ended September 30, 2017 and September 30, 2016, the Company did not have any foreclosed assets that were re-measured at initial recognition.

Assets measured at fair value on a nonrecurring basis are included in the table below.
	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2017
Foreclosed assets	$271	$-	$-	$271
Impaired loans	1,561	-	-	1,561
Total	$1,832	$-	$-	$1,832

December 31, 2016
Foreclosed assets	$1,011	$-	$-	$1,011
Impaired loans	1,915	-	-	1,915
Total	$2,926	$-	$-	$2,926

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
September 30, 2017
Impaired loans	$1,561	Discounted cash flows	Discount rate	4.75% -8.50%	7.05%
Foreclosed assets	271	Discounted appraisals	Appraisal adjustments	9.09% - 18.84%	9.83%

December 31, 2016
Impaired loans	$1,915	Discounted cash flows	Discount rate	4.25% –6.50%	5.89%
Foreclosed assets	1,011	Discounted appraisals	Appraisal adjustments	15.11% - 60.47%	30.75%

(6)          Investment Securities

The amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
U.S. Government and federal agency	$9,434	$45	$(83)	$9,396
Mortgage-backed securities *	17,872	92	(156)	17,808
Municipal securities	298	11	-	309
Equity securities	1,204	-	(384)	820
	$28,808	$148	$(623)	$28,333

December 31, 2016
U.S. Government and federal agency	$6,664	$17	$(138)	$6,543
Mortgage-backed securities *	18,841	101	(284)	18,658
Corporate debt securities	750	-	-	750
Equity securities	1,204	-	(92)	1,112
	$27,459	$118	$(514)	$27,063

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored agencies FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The amortized cost and fair values of securities available-for-sale (excluding marketable equity securities) at September 30, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$4	$4
Due after one but within five years	6,244	6,246
Due after five but within ten years	6,302	6,243
Due after ten years	15,054	15,020
	$27,604	$27,513

The following table details unrealized losses and related fair values in the Company’s available-for-sale investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016, respectively.

	Temporarily Impaired Securities in AFS Portfolio
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
September 30, 2017
U.S. Government and federal agency	$3,172	$(34)	$2,030	$(49)	$5,202	$(83)
Mortgage-backed securities *	10,519	(132)	1,796	(24)	12,315	(156)
Equity securities	820	(383)	-	(1)	820	(384)
Total temporarily impaired securities	$14,511	$(549)	$3,826	$(74)	$18,337	$(623)

December 31, 2016
U.S. Government and federal agency	$5,332	$(138)	$-	$-	$5,332	$(138)
Mortgage-backed securities *	14,965	(282)	140	(2)	15,105	(284)
Equity securities	1,203	(91)	1	(1)	1,204	(92)
Total temporarily impaired securities	$21,500	$(511)	$141	$(3)	$21,641	$(514)

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored agencies FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2017, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses on debt securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Most of the unrealized loss on the equity security occurred after the issuer of the security lowered its second quarter earnings due to several factors and indicated there may be a reduction in the dividend that is paid monthly.  Management analyzed the issuer data from public filings, reviewed transcripts of earnings discussions, and assessed whether the decline in value was other than temporary.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality for the debt securities and due to financial position, financial performance, and management of the equity issuer.  Accordingly, as of September 30, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $3.5 million at September 30, 2017 were pledged to secure public funds. The Company had no sales of securities during the three and nine month periods ended September 30, 2017. For the three and nine month periods ended September 30, 2016, proceeds from the sales of securities amounted to $802,000 and gross realized gains on these securities were $55,000.

The following table presents the changes in the Company’s accumulated other comprehensive income, net of tax:

	2017	2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
Dollars in thousands
Beginning balance, July 1	$(137)	$289
Other comprehensive income before reclassifications	(164)	(57)
Amounts reclassified from accumulated other comprehensive income	-	(35)
Net current period other comprehensive income	(164)	(92)
Ending balance, September 30	$(301)	$197

	2017	2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Available-for-Sale Securities
Dollars in thousands
Beginning balance, January 1	$(249)	$(216)
Other comprehensive income before reclassifications	(52)	448
Amounts reclassified from accumulated other comprehensive income	-	(35)
Net current period other comprehensive income	(52)	413
Ending balance, September 30	$(301)	$197

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The Company did not have any reclassifications out of accumulated other comprehensive income for the three or nine months ended September 30, 2017.  During the three and nine months ended September 30, 2016, the company sold a security with a gain, net of taxes, of $35,000.  This amount was reclassified out of accumulated other comprehensive income and is shown as a Gain on sale of securities on the Condensed Consolidated Statement of Operations.

(7)          Loans

The following is a summary of loans at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$6,180	1.82%	$2,463	0.80%
Commercial ADC	24,443	7.19%	24,583	7.97%
Farmland	4,795	1.41%	3,826	1.24%
Multifamily	11,360	3.34%	11,980	3.88%
Owner occupied	80,932	23.80%	69,686	22.59%
Non-owner occupied	78,383	23.05%	68,079	22.07%
Total commercial real estate	206,093	60.61%	180,617	58.55%

Commercial
Commercial and industrial	45,532	13.39%	41,935	13.59%
Agriculture	154	0.04%	209	0.07%
Other	1,450	0.43%	1,636	0.53%
Total commercial	47,136	13.86%	43,780	14.19%

Residential mortgage
First lien, closed-end	47,587	13.99%	43,811	14.20%
Junior lien, closed-end	1,179	0.35%	887	0.29%
Total residential mortgage	48,766	14.34%	44,698	14.49%

Home equity lines	34,206	10.06%	35,119	11.38%

Consumer – other	3,837	1.13%	4,278	1.39%

Total loans	$340,038	100.00%	$308,492	100.00%

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, and Iredell Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	September 30, 2017	December 31, 2016
Dollars in thousands
Commercial real estate
Commercial ADC	$5	$1,022
Farmland	-	43
Multifamily	147	153
Owner occupied	1,043	55
Non-owner occupied	218	37
Total commercial real estate	1,413	1,310
Commercial
Commercial and industrial	136	1,139
Total commercial	136	1,139
Residential mortgage:
First lien, closed end	101	179
Junior lien, closed end	455	-
Total residential mortgage	556	179
Home equity lines	36	-
Consumer – other	1	-
Total non-accrual loans	$2,142	$2,628

Interest foregone on non-accrual loans was approximately $48,000 and $85,000 for the three and nine months ended September 30, 2017 and $43,000 and $97,000 for the three and nine months ended September 30, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
September 30, 2017
Commercial real estate:
Residential ADC	$-	$-	$-	$6,180	$6,180	$-
Commercial ADC	164	-	164	24,279	24,443	-
Farmland	-	-	-	4,795	4,795	-
Multifamily	-	147	147	11,213	11,360	-
Owner occupied	1,284	1,028	2,312	78,620	80,932	-
Non-owner occupied	10	188	198	78,185	78,383	-
Total commercial real estate	1,458	1,363	2,821	203,272	206,093	-
Commercial:
Commercial and industrial	4	136	140	45,392	45,532	-
Agriculture	-	-	-	154	154	-
Other	-	-	-	1,450	1,450	-
Total commercial	4	136	140	46,996	47,136	-
Residential mortgage:
First lien, closed end	448	60	508	47,079	47,587	-
Junior lien, closed-end	9	449	458	721	1,179	-
Total residential mortgage	457	509	966	47,800	48,766	-
Home equity lines	236	-	236	33,970	34,206	-
Consumer – other	40	-	40	3,797	3,837	-
Total loans	$2,195	$2,008	$4,203	$335,835	$340,038	$-

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2016
Commercial real estate:
Residential ADC	$-	$-	$-	$2,463	$2,463	$-
Commercial ADC	1,232	1,016	2,248	22,335	24,583	-
Farmland	-	-	-	3,826	3,826	-
Multifamily	-	-	-	11,980	11,980	-
Owner occupied	-	-	-	69,686	69,686	-
Non-owner occupied	14	-	14	68,065	68,079	-
Total commercial real estate	1,246	1,016	2,262	178,355	180,617	-
Commercial:
Commercial and industrial	29	56	85	41,850	41,935	-
Agriculture	-	-	-	209	209	-
Other	-	-	-	1,636	1,636	-
Total commercial	29	56	85	43,695	43,780	-
Residential mortgage:
First lien, closed end	24	128	152	43,659	43,811	-
Junior lien, closed-end	-	-	-	887	887	-
Total residential mortgage	24	128	152	44,546	44,698	-
Home equity lines	111	247	358	34,761	35,119	247
Consumer – other	10	-	10	4,268	4,278	-
Total loans	$1,420	$1,447	$2,867	$305,625	$308,492	$247

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
At September 30, 2017, there were no loans past due 90 days or more, which were  still accruing interest.  There were two loans totaling $247,000 past due 90 days or more and still accruing interest at December 31, 2016.

Impaired loans

Impaired loans are set forth in the following tables.

September 30, 2017
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Farmland	$5	$5	$-	$-
Multifamily	147	147	-	-
Owner occupied	3,787	3,658	-	-
Non-owner occupied	287	218	-	-
Total commercial real estate	4,226	4,028	-	-
Commercial
Commercial and industrial	1,142	136	772	144
Residential mortgage
First lien, closed-end	1,069	179	823	28
Junior lien, closed- end	888	672	216	78
Total residential mortgage	1,957	851	1,039	106
Home equity lines	165	118	-	-
Consumer – other	1	-	1	1
Total loans	$7,491	$5,133	$1,812	$251

December 31, 2016
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$2,920	$2,253	$-	$-
Farmland	43	43	-	-
Multifamily	153	153	-	-
Owner occupied	2,159	2,006	152	35
Non-owner occupied	37	37	-	-
Total commercial real estate	5,312	4,492	152	35
Commercial
Commercial and industrial	2,243	130	1,865	840
Residential mortgage
First lien, closed-end	1,117	226	812	39
Home equity lines	338	338	-	-
Total loans	$9,010	$5,186	$2,829	$914

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	3 months ended September 30, 2017		3 months ended September 30, 2016
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$746	$-	$1,273	$16
Farmland	30	-	37	-
Multifamily	147	-	149	-
Owner occupied	3,482	40	2,740	15
Non-owner occupied	222	-	110	-
Total commercial real estate	4,627	40	4,309	31
Commercial
Commercial and industrial	1,005	13	1,525	33
Residential mortgage
First lien, closed-end	1,461	13	1,436	14
Junior lien, closed-end	890	3	403	-
Total residential mortgage	2,351	16	1,839	14
Home equity lines	119	1	133	1
Consumer – other	-	-	1	-
Total loans	$8,102	$70	$7,807	$79

	9 months ended September 30, 2017		9 months ended September 30, 2016
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,061	$-	$2,323	$43
Farmland	31	-	11	1
Multifamily	124	-	107	1
Owner occupied	2,284	94	2,184	79
Non-owner occupied	91	-	42	-
Total commercial real estate	3,591	94	4,667	124
Commercial
Commercial and industrial	1,271	45	1,150	110
Residential mortgage
First lien, closed-end	1,196	44	1,214	47
Junior lien, closed-end	336	9	-	-
Total residential mortgage	1,532	53	1,214	47
Home equity lines	111	5	241	15
Consumer – other	1	-	50	-
Total loans	$6,506	$197	$7,322	296

Troubled Debt Restructures

As of September 30, 2017, eleven loans totaling $4,363,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. A sold participation loan of $704,000 that was related to one of these troubled debt restructurings was repurchased from the participating bank in May 2017.  This repurchase increased our carrying value by $704,000.  The borrower has made scheduled payments since 2014, and the loan is accruing interest.  Eleven loans totaling $4,992,000 were identified as troubled debt restructurings and considered impaired at December 31, 2016, none of which had unfunded commitments.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
Of the eleven loans identified as troubled debt restructurings at September 30, 2017, ten loans totaling $4,227,000 were accruing interest.  Of the eleven loans identified as troubled debt restructurings at December 31, 2016, ten loans totaling $4,616,000 were accruing interest.

For the three and nine months ended September 30, 2017, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Forgiveness of Principal Residential Mortgage:
Junior lien, closed end	-	$-	$-	2	$636	$433
Total residential mortgage	-	-	-	2	$636	$433
Total	-	$-	$-	2	$636	$433
Grand Total	-	$-	$-	2	$636	$433

For the three and nine months ended September 30, 2016, there were no concessions made on newly restructured loans.

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

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2017. The type labeled other includes concessions made to capitalize interest and extend interest only periods.

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Other Commercial
Commercial and industrial	-	$-	1	$136
Total commercial	-	$-	1	$136
Grand Total		$-	1	$136

There were no payment defaults during the three and nine months ended September 30, 2016, for loans that were modified as troubled debt restructurings within the 12 months ended September 30, 2016.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2017 and 2016.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2017	(Dollars in thousands)
Forgiveness of principal	-	$-	2	$433	-	$-	-	$-
Other	-	-	-	-	-	-	1	$136
Total	-	$-	2	$433	-	$-	1	$136

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2016	(Dollars in thousands)
Extended payment terms	-	$-	1	$119	-	$-	-	$-
Total	-	$-	1	$119	-	$-	-	$-

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

Grade 6 – Watch List or Special Mention. The loans in this category include the following characteristics:

•	Loans with one or more major exceptions with no mitigating factors.

•
Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Company’s position at some future date. Potential weaknesses are the result of deviations from prudent lending practice.

•
Loans where adverse economic conditions that develop subsequent to the loan origination that do not jeopardize liquidation of the debt but do substantially increase the level of risk may also warrant this rating.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the credit risk profile by internally assigned risk grades.

September 30, 2017
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$6,180	$-	$-	$-	$-
Commercial ADC	23,955	483	5	-	-
Farmland	4,795	-	-	-	-
Multifamily	11,213	-	147	-	-
Owner occupied	77,301	1,271	2,360	-	-
Non-owner occupied	77,297	868	218	-	-
Total commercial real estate	200,741	2,622	2,730	-	-
Commercial:
Commercial and industrial	43,780	1,208	544	-	-
Agriculture	154	-	-	-	-
Other	1,450	-	-	-	-
Total commercial	45,384	1,208	544	-	-
Residential mortgage:
First lien, closed-end	46,870	538	179	-	-
Junior lien, closed-end	291	-	888	-	-
Total residential mortgage	47,161	538	1,067	-	-
Home equity lines	32,525	1,544	137	-	-
Consumer – other	3,673	163	1	-	-
Total	$329,484	$6,075	$4,479	$-	$-

December 31, 2016
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$2,463	$-	$-	$-	$-
Commercial ADC	21,832	1,729	1,022	-	-
Farmland	3,783	-	43	-	-
Multifamily	11,827	-	153	-	-
Owner occupied	66,820	1,303	1,563	-	-
Non-owner occupied	66,511	1,276	292	-	-
Total commercial real estate	173,236	4,308	3,073	-	-
Commercial:
Commercial and industrial	39,918	442	1,575	-	-
Agriculture	209	-	-	-	-
Other	1,636	-	-	-	-
Total commercial	41,763	442	1,575	-	-
Residential mortgage:
First lien, closed-end	41,822	1,174	815	-	-
Junior lien, closed-end	437	-	450	-	-
Total residential mortgage	42,259	1,174	1,265	-	-
Home equity lines	33,274	1,579	266	-	-
Consumer – other	4,111	167	-	-	-
Total	$294,643	$7,670	$6,179	$-	$-

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company's loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company's loan analysis and grading program.  In the second quarter of 2017, the allowance methodology used in the analysis was modified by expanding the look-back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses for both the three and nine months ended September 30, 2017 that totaled $340,000 and $555,000, respectively.  The Company recorded provisions for loan losses for the both the three and nine months ended September 30, 2016 that totaled $202,000 and $122,000, respectively. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2017
Commercial real estate	$1,954	$133	$(134)	$140	$2,093
Commercial and industrial	501	241	(136)	-	606
Residential mortgage	524	(13)	-	-	511
Consumer	234	(21)	(8)	8	213
Total	$3,213	$340	$(278)	$148	$3,423

September 30, 2016
Commercial real estate	$2,283	$(459)	$-	$4	$1,828
Commercial and industrial	551	676	(41)	-	1,186
Residential mortgage	406	29	-	-	435
Consumer	301	(44)	(22)	3	238
Total	$3,541	$202	$(63)	$7	$3,687

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge-offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2017
Commercial real estate	$1,607	$546	$(208)	$148	$2,093
Commercial and industrial	1,171	(214)	(369)	18	606
Residential mortgage	427	139	(66)	11	511
Consumer	188	84	(73)	14	213
Total	$3,393	$555	$(716)	$191	$3,423

September 30, 2016
Commercial real estate	$2,302	$(432)	$(70)	$28	$1,828
Commercial and industrial	570	698	(99)	17	1,186
Residential mortgage	505	(70)	-	-	435
Consumer	346	(74)	(51)	17	238
Total	$3,723	$122	$(220)	$62	$3,687

The allocation of the allowance for loan losses for September 30, 2017 and December 31, 2016 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
September 30, 2017
Commercial real estate	$-	$2,093	$2,093
Commercial and industrial	144	462	606
Residential mortgage	106	405	511
Consumer	1	212	213
Total	$251	$3,172	$3,423

December 31, 2016
Commercial real estate	$35	$1,572	$1,607
Commercial and industrial	840	331	1,171
Residential mortgage	39	388	427
Consumer	-	188	188
Total	$914	$2,479	$3,393

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
The Company’s recorded investment in loans as of September 30, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	September 30, 2017		December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$4,028	$202,870	$4,644	$176,566
Commercial and industrial	908	46,228	1,995	41,785
Residential mortgage	1,890	46,876	1,038	43,660
Consumer	119	37,924	338	39,059
Unearned discounts	-	(805)	-	(593)

Total	$6,945	$333,093	$8,015	$300,477

At September 30, 2017, the Company had pre-approved but unused lines of credit totaling $67.4 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity as of September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
Dollars in thousands
Balance, beginning of year	$2,043	$2,347
Loan disbursements	84	229
Loan repayments	(345)	(375)
Changes in related parties	-	-
Balance, end of quarter	$1,782	$2,201

At September 30, 2017 and 2016, the Company had pre-approved but unused lines of credit totaling $374,000 and $277,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $1,912,000 and $1,443,000 at September 30, 2017 and 2016, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(8)          Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine month periods ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Dollars in thousands
Balance, beginning of year	$1,011	$1,994
Additions	196	370
Proceeds from sale	(523)	(1,156)
Valuation adjustments	(193)	(278)
Losses on sales	(24)	(51)
Balance, end of quarter	$467	$879

The Company has one foreclosed residential real estate property in the amount of $196,000 as of September 30, 2017.

The recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $462,000 as of September 30, 2017.

(9)          Stock Option Plans

The Company has six share-based compensation plans in effect at September 30, 2017 and September 30, 2016. The compensation cost charged against income for those plans was approximately $5,000 and $23,000 respectively for the three and nine months ended September 30, 2017.  The compensation cost charged against income for those plans for the three and nine months ended September 30, 2016 was $5,000 and $48,000, respectively.

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

The options granted in 2006 through 2011 under the 2001 Director Plan and the 2001 Employee Plan vested over a four-year period. The options granted in 2005 under the 2001 Director Plan and the 2001 Employee Plan vested over a three-year period. All unexercised options expire ten years after the date of the grant or earlier in certain circumstances. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2001 Employee Plan and the 2001 Director Plan expired in 2011 in accordance with their terms and no further options may be granted under these plans.

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

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. These options were converted to options to purchase shares of the Company’s common stock in August 2016 in connection with the Bank’s reorganization into the bank holding company structure.  As of September 30, 2017, there were 104,776 options outstanding from the converted plans with exercise prices ranging from $2.13 to $19.20.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Dollars in thousands
Option Grants	$5	$2
Restricted Stock Grants	-	3
Total compensation expense	$5	$5

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Dollars in thousands
Option Grants	$23	$40
Restricted Stock Grants	-	8
Total compensation expense	$23	$48

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
A summary of option activity under the stock option plans as of September 30, 2017 and changes during the period ended September 30, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	184,892	$6.67	5.40 years
Exercised	(738)	2.39
Expired	(5,500)	15.06
Forfeited	-	-
Granted	-	-
Outstanding, September 30, 2017	178,654	$6.43	4.80 years	$616,532

Exercisable, September 30, 2017	175,696	$6.45		$607,818

There were 11,833 options vested and no options granted during the nine months ended September 30, 2017.  The approximate fair value of options vested over the three and nine months ended September 30, 2017 was $28,000 and $31,000, respectively.  No options were granted during the three and nine months ended September 30, 2016.

A summary of restricted stock activity during the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	-	-	3,334	$3.31
Granted	-		-
Vested	-		-
Ending balance outstanding	-	-	3,334	$3.31

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	3,334	$3.31	6,667	$3.31
Granted	-		-
Vested	(3,334)		(3,333)
Ending balance outstanding	-	-	3,334	$3.31

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2017, there was $2,000 unrecognized compensation cost related to non-vested options granted under all of the Company equity compensation plans.

Upon exercise of the options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares on the open market to fulfill obligations of the equity compensation plans.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of September 30, 2017 is as follows:

Financial instruments whose contract represents credit risk
September 30, 2017
Dollars in thousands
Undisbursed lines of credit	$67,377
Letters of credit	646
$68,023

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

Discussion of Financial Condition at September 30, 2017 and December 31, 2016

During the period from December 31, 2016 to September 30, 2017, total assets increased by approximately $25.4 million, or 6.77%. The increase, reflected primarily in loans, bank owned life insurance (“BOLI”), and investment securities available-for-sale, was funded by an increase in deposits and Federal Home Loan Bank advances. Interest-earning deposits with banks, and securities available-for-sale at September 30, 2017 totaled $35.9 million compared to $45.1 million at December 31, 2016.

The Company’s investment securities portfolio as of September 30, 2017 totaled $28.3 million, an increase of $1.3 million when compared to the $27.1 million reported at December 31, 2016. All of the Company’s investment securities are classified as available-for-sale (AFS).  At September 30, 2017, the Company had net unrealized loss on available-for-sale securities of $301,000, net of tax, as compared to net unrealized loss of $249,000, net of tax, at December 31, 2016.

At September 30, 2017, net loans constituted 84.09% of the Company’s total assets. Net loans increased by $31.5 million from December 31, 2016 to September 30, 2017. Of all of the portfolio segments that increased during the first nine months of 2017, commercial real estate experienced the largest amount of growth at $25.5 million or 14.11%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

At September 30, 2017 and December 31, 2016 impaired loans, which consisted primarily of troubled debt restructures and non-accrual loans, were $6.9 million and $8.0 million, respectively. Impaired loans of $1.8 million and $2.8 million had related allowances for loan losses aggregating $251,000 and $914,000 at September 30, 2017 and December 31, 2016, respectively. There were $5.1 million and $5.2 million of impaired loans without a specific allowance at September 30, 2017 and December 31, 2016, respectively.  Impaired loans at September 30, 2017 and December 31, 2016 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At September 30, 2017, there were eleven loans amounting to approximately $4.4 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These eleven restructured loans are considered troubled debt restructurings at September 30, 2017 and have specific reserves amounting to approximately $250,000. Of these eleven loans, ten loans totaling $4.2 million were accruing interest at September 30, 2017.  At December 31, 2016, there were eleven loans totaling $5.0 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these eleven loans, ten loans totaling $4.6 million were accruing interest. Reserves for loans not considered impaired were approximately $3.2 million and $2.5 million at September 30, 2017 and December 31, 2016, respectively. The allowance for loan losses at September 30, 2017 and December 31, 2016 was 1.01% and 1.10%, respectively, of gross loans outstanding.  The allowance percentage decreased by 9 basis points due primarily to two factors and was partially offset by a third factor.  First of all, there was a decrease in the percentage of loans that were impaired from 2.6% at December 31, 2016 to 2.0% at September 30, 2017, and impaired loans consistently have a higher ratio of allowance to total loans than non-impaired loans do.  This factor accounted for 6 basis points of the decline in the overall allowance percentage.  Secondly, the ratio of aggregate reserves for impaired loans to total impaired loans declined from 11.4% at December 31, 2016 to 3.6% at September 30, 2017.  This factor accounted for a 16 basis point decline in the overall allowance percentage.  The third factor, partially offsetting the decreases discussed above, was an increase in the aggregate ratio of general allowances for pools of non-impaired loans to total non-impaired loans from 0.83% at December 31, 2016 to 0.95% at September 30, 2017 due to the expansion of the look back period for average loss rates to a weighted 20 quarter period in the second quarter of 2017.  This factor accounted for an offsetting 13 basis point increase in the overall allowance percentage.  In summary the first two factors decreased the allowance percentage by 22 basis points, and the third factor added 13 basis points for a net decrease of 9 basis points.

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

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio, trends in portfolio credit quality, including delinquency and charge-off rates and current economic conditions that may affect a borrower's ability to repay.  Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets decreased to $16.9 million at September 30, 2017 compared to $19.7 million at December 31, 2016.  The decrease is attributed mostly to the decrease in cash and due from banks of $1.8 million, or 22.05% and to a decrease in foreclosed assets.  At September 30, 2017, foreclosed assets consisted of three properties valued at $467,000.

Deposit accounts represent the Company’s primary funding source and are comprised of non-interest bearing demand deposits, interest bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $18.9 million, or 5.94%, for the nine months ended September 30, 2017. The growth is primarily due to the increases in money market accounts of $17.7 million, or 31.57%, and noninterest-earning demand deposits of $8.3 million, or 21.57%.  Conversely, time deposits decreased $7.8 million, or 4.87%, including an $11.2 million decline in brokered and listing service time deposits as the Company intentionally reduced its reliance on wholesale deposits.  Brokered and listing service deposits rates are generally higher than rates for retail deposits.

Federal Home Loan Bank advances totaled $20.1 million at September 30, 2017, an increase of $6.0 million over the $14.1 million advanced at December 31, 2016.  The new advances were for three month, six month, and 10 year terms.  The 10 year advance totaled $2.0 million and is callable by the issuer after 1 year.

Stockholders’ equity amounted to $29.8 million, or 7.44% of total assets at September 30, 2017, compared to $29.0 million, or 7.74% of total assets at December 31, 2016.

Discussion of Results of Operations

For the three months ended September 30, 2017 and 2016

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended September 30, 2017 was $351,000 compared to $85,000 for the third quarter of 2016, an increase of $266,000.  Net income attributed to the Company’s common shareholders was also $351,000 for the three months ended September 30, 2017 as compared to $27,000 for the third quarter of 2016.  The $58,000 difference between net income and net income to the Company’s common shareholders in the third quarter of 2016 was attributed to the preferred dividend paid by the Bank to its preferred shareholders.  The Bank redeemed its preferred stock in December 2016, which eliminated dividends on the preferred stock for 2017.  Diluted earnings per common share was $0.07 for the three months ended September 30, 2017 compared to $0.01 for the third quarter of 2016.  The increase in net income is primarily due to an increase in interest income on loans of $488,000 due to an increase in loans outstanding.  The interest income was partially offset by the interest expense of $190,000 related to the subordinated debt that was issued on October 13, 2016.

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

Net interest income for the quarter ended September 30, 2017 totaled $3,540,000 compared to $3,274,000 for the quarter ended September 30, 2016. The Company’s net interest spread was approximately 3.64% and 3.52% for the quarters ended September 30, 2017 and 2016, respectively. Net interest margin on average interest earning assets was 3.80% and 3.67% for the quarters ended September 30, 2017 and 2016, respectively.  Net interest spread increased by 12 basis points, and net interest margin increased by 13 basis points. The increases in net interest spread and net interest margin are due primarily to the 6% increase in the ratio of loans to earning assets from the quarter ended September 30, 2016 to the quarter ended September 30, 2017.  The increase in loan yield from 4.98% to 5.04% over the same periods also contributed to the spread and margin improvement.

Provision for Loan Losses

The Company recorded a provision for loan losses of $340,000 for the quarter ended September 30, 2017 and $202,000 for the quarter ended September 30, 2016. This increase of $138,000 in the provision for loan losses is due to an increase in the amount of loans outstanding and an increase in the historical loss history. The ratio of the allowance for loan and lease losses as a percentage of total loans decreased from 1.22% at September 30, 2016 to 1.01% at September 30, 2017. The decrease in this percentage is due to the charge-off of loans that were previously impaired and to improved credit with respect to one relationship. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses. In the second quarter of 2017, the allowance methodology used in the analysis was modified by expanding the look back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated.

	Loans Outstanding	Non-Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)
September 30, 2017	$340,038	$2,142	$130	$3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165

Non-interest Income

Non-interest income for the quarter ended September 30, 2017 totaled $367,000, an increase of $18,000 over the $349,000 reported for the quarter ended September 30, 2016. The primary factor contributing to the overall increase was the bank-owned life insurance income increase of $42,000 following a $5.5 million investment in BOLI in February 2017. The Company invested in BOLI for additional income to fund increases to health care benefits and supplemental executive retirement plans.  Overdraft fees on deposits increased $15,000 for the quarter ended September 30, 2017 when compared to the same period in 2016.  The bank experienced a higher volume of customer overdrafts, partially due to the growth in transaction accounts.  Mortgage fee income increased by $10,000 as the bank collected more fees from brokered jumbo mortgages in the quarter ended September 2017 as compared to the quarter ended September 30, 2016.  Also, in the quarter ended September 30, 2016 the Company recorded a gain on the sale of an investment security of $55,000 and did not have any sales of securities in the quarter ended September 30, 2017.

Non-interest Expense

Non-interest expenses for the September 30, 2017 and 2016 quarters totaled $3,046,000 and $3,172,000, respectively. The $126,000 decrease was due in part to a decrease of $126,000, or 84.82%, in foreclosed asset expense, including maintenance, repairs, losses and write-downs. A decrease of $94,000 was also recorded in professional fees due to legal fees, audit fees, compliance support, strategic planning, and other consultants used in prior years. In the third quarter of 2016, there were legal fees recorded that were related to the reorganization to a bank holding company.  Offsetting these decreases was an increase in compensation expense of $71,000 due to salary and wage increases. The increase in salaries and wages was attributable to annual raises and an average of two additional full-time employees from third quarter 2016 to third quarter 2017.

Income Tax Expense

The Company recorded income tax expense of $170,000 for the three-months ended September 30, 2017 resulting in an effective tax rate of 33%. For the same period in 2016, the Company recorded income tax expense of $164,000 with an effective tax rate of 66%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and to 3% in 2017.  Income tax expense for the period ended September 30, 2016 included a rate revaluation of $79,000 of the deferred tax asset to reflect the decrease in state corporate tax rates. If the rate revaluation were excluded, the effective tax rate would have been 34% for the quarter ended September 30, 2016. The additional tax exempt income from the BOLI investment in February 2017 also contributed to the lower overall effective tax rate in 2017.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019.

Discussion of Results of Operations

For the nine months ended September 30, 2017 and 2016

Net Income and Net Income Available to Common Shareholders

Net income for the nine months ended September 30, 2017 was $758,000 compared to $959,000 for the nine months ended September 30, 2016, a decrease of $201,000.  Net income available to common shareholders (which includes the effect of dividends on the non-controlling interest – see Note 3 to the Notes to Condensed Consolidated Financial Statements) was $758,000 for the nine months ended September 30, 2017 compared to $784,000 for the nine months ended September 30, 2016, a $26,000 decrease. Diluted earnings per common share was $0.16 for the nine months ended September 30, 2017 and $0.17 for the nine months ended September 30, 2016.

Net Interest Income

Net interest income for the nine months ended September 30, 2017 totaled $10,214,000 compared to $10,042,000 for the nine months ended September 30, 2016. The Company’s net interest spread was approximately 3.62% and 3.72% for the nine months ended September 30, 2017 and 2016, respectively. Net interest margin on average interest earning assets was 3.77% and 3.87% for the nine months ended September 30, 2017 and 2016, respectively. The decreases in net interest spread and net interest margin were both 0.10%. The decreases in net interest spread and net interest margin were due to the interest expense on subordinated debt, issued in October 2016, that accounted for 15 basis points.

Provision for Loan Losses

The Company recorded provision for loan losses of $555,000 for the nine months ended September 30, 2017 and recorded a provision of loan losses of $122,000 for the nine months ended September 30, 2016.  This increase in the provision for loan losses was due to an increase in the amount of loans outstanding and to expanding the period for calculating the historical loss factors that are applied to pools of performing loans. In the second quarter of 2017, the allowance methodology used was modified by expanding the look back period for average loss rates to a weighted twenty quarter period instead of the twelve quarter period used previously. The impact of the change was a $240,000 increase to the allowance. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the nine months ended September 30, 2017 and 2016 totaled $997,000 and $947,000, respectively. The increase of $50,000 was comprised of interchange fee income and BOLI income. Interchange fee income increased $32,000, or 9.7%, and bank-owned life insurance income increased $106,000, or 274.4%, due to the increase in the investment in bank-owned life insurance.  Offsetting these increases was a decrease in gain on the sale of securities. In the quarter ended September 30, 2016 the Company recorded a gain on the sale of an investment security of $55,000 but did not have any sales of securities in the quarter ended September 30, 2017.

Non-interest Expense

Non-interest expenses for the nine months ended September 30, 2017 and 2016 totaled $9,530,000 and $9,245,000, respectively. The $285,000 increase was due in part to a $174,000, or 3.4%, increase in salaries and employee benefits as a result of health insurance increases, merit increases and performance bonus increases. An increase of $182,000, or 32.7%, was also recorded in data processing expense due to an increase in the number of customer accounts and expenses for conversion of our core products that was completed in April 2017. Offsetting these increases were decreases in professional fees of $171,000 or 33.9% due to legal fees related to the reorganization to a bank holding company in 2016 and decreases in foreclosed asset expenses of $96,000 or 25.3% including maintenance, repairs, losses and write-downs.

Income Tax Expense

The Company recorded income tax expense of $368,000 for the nine months ended September 30, 2017 resulting in an effective tax rate of 33%. For the same period in 2016, the Company recorded income tax expense of $663,000 resulting in an effective tax rate of 41%. The state of North Carolina reduced its corporate tax rate to 4% in 2016 and to 3% in 2017.  Income tax expense for the nine months ended September 30, 2016 included a rate revaluation of $79,000 of the deferred tax asset to reflect the decrease in state corporate tax rates. If the rate revaluation were excluded, the effective tax rate would have been 36% for the nine months ended September 30, 2016. The additional $106,000 in tax exempt BOLI income in the nine months ended September 30, 2017 also contributed to the lower overall effective tax rate.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks and investment securities classified as available-for-sale, comprised 10.92% and 14.59% of total assets at September 30, 2017 and December 31, 2016, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $14 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at September 30, 2017. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at September 30, 2017 was $58.5 million, of which $20.1 million was advanced.

Total deposits were $337.6 million and $318.7 million at September 30, 2017 and December 31, 2016, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 45.07% and 50.19% of total deposits at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had brokered time deposits of $23.3 million and $25.4 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At September 30, 2017 and December 31, 2016, respectively, the deposits attributed to the listing service were $12.7 million and $21.8 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company's current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company's capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including quality and stability of earnings, asset quality, guidance, expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relation to total assets adjusted for risk.

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

The table below presents the regulatory capital ratios for the Bank.

	At June 30, 2017
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Common equity tier 1 capital ratio	10.31%	4.50%	6.50%
Total risk-based capital ratio	10.31%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.26%	6.00%	8.00%
Tier 1 leverage ratio	9.54%	4.00%	5.00%

Item 4. - Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.          OTHER INFORMATION

Item 6.  Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2017 and 2016; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; (vii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; and (viii) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: November 13, 2017	By:	/s/Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer