Form 10-K
period 2017-12-31
Carolina Trust BancShares, Inc.
filed 2018-03-27
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $32,990,069.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 4,660,987 shares of common stock outstanding as of March 23, 2018.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K TABLE OF CONTENTS

Index
PART I

Item 1.	Business

Corporate history.  Carolina Trust BancShares, Inc. (the “Company”) was incorporated under the laws of the State of North Carolina on February 29, 2016, at the direction of the Board of Directors of Carolina Trust Bank (the “Bank”).  The Company was formed for the purpose of serving as the bank holding company of the Bank. Effective August 16, 2016, shareholders of the Bank exchanged all of the Bank’s outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, thereby making the Company the Bank’s sole shareholder and bank holding company. The Company is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”) and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company currently has no operations and conducts no business on its own other than owning the Bank. The Company’s principal executive offices are located at 901 East Main Street, Lincolnton, North Carolina, which is the main office of the Bank.

The Bank is a North Carolina-chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.  The Bank was incorporated on December 5, 2000, and began operations on December 8, 2000.  On October 15, 2009, the Bank acquired Carolina Commerce Bank, Gastonia, North Carolina (“Carolina Commerce”), with Carolina Commerce being merged with and into the Bank.

Business of the Bank.  The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Lincoln, Catawba, Gaston, Iredell and Rutherford Counties and surrounding areas, with all decisions and product offerings to be in the best interest of its customers while providing an acceptable return for the shareholders of the Company.  The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services.  The Bank serves its customers through a network of automated teller machines and nine full-service offices located in the following North Carolina cities:  Lincolnton (2), Denver, Forest City, Gastonia, Hickory, Lake Lure, Mooresville and Vale.  In addition, the Bank operates a loan production office in Salisbury, Rowan County, North Carolina.  The Bank uses the most current technology to satisfy the banking needs of its customers.

Market area and competition.  The Bank’s market area is primarily located in the piedmont region and extends into the mountain region of North Carolina, with its branch footprint located to the West and North of Charlotte, North Carolina.  While Lincoln and Rutherford Counties are largely rural, all or some portion of each of Lincoln, Gaston, Iredell and Rowan Counties are located in the Charlotte-Concord-Gastonia, NC-SC metropolitan statistical area, which has seen significant growth and expansion over the last decade.  The Bank’s market areas are served by or in close proximity to U.S. Interstate Highways 40, 85 and 77, and the Charlotte Douglas International Airport is accessible by its population base.

Commercial banking in North Carolina is extremely competitive due to the early adoption of state laws allowing statewide branching.  Set forth in the table below is certain information regarding the North Carolina Counties in which we have full-service offices and accept deposits, including information regarding the number of banks and other FDIC-insured institutions operating in each County, the number of branches, deposits in the County, and our Bank’s market share.  All data is given as of June 30, 2017, which is the most recent date that deposit information is available from the FDIC:

NC County	No. of Banks / Institutions	No. of Branches in Market	Total Deposits in Market ($000s)	Our Deposits in Market ($000s)	Our Deposit Market Share

Lincoln	10	23	$1,158,228	$199,500	17.22%
Catawba	13	47	2,718,805	17,976	0.66%
Gaston	14	49	2,419,505	79,279	3.28%
Iredell	20	54	2,856,618	4,881	0.17%
Rutherford	11	19	700,284	29,490	4.21%

As reflected in the foregoing table, the Bank faces significant competition in its market areas for deposits and loans from other depository institutions.  Many of its competitors have substantially greater resources, broader geographic markets, and higher lending limits than the Bank and offer some services the Bank does not provide.  The Bank competes not only with financial institutions based in North Carolina, but also with out-of-state banks and financial institutions that have an established market presence in both the state as a whole and in the Counties in which we operate.  Many of the financial institutions operating in North Carolina are engaged in local, regional, national, and international operations, and they have more assets and personnel than the Bank.  The Bank competes with the major super-regional banks, which, because of their greater resources, are able to perform certain functions for their customers, including trust and investment banking services, that the Bank is not equipped to offer directly.  The Bank does, however, offer some of those services through its correspondent banks.

Index
The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in North Carolina Counties in which we operate.  In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in the Company’s market area could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet and mobile banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. The Company also currently anticipates that it will evaluate opportunities to expand its array of technology-based products to its customers from time to time in the future.

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

•
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Index
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

Under Federal Reserve policy codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

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

Index
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

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Specifically, the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure, and minimize disincentives for holding liquid assets.

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

As of December 31, 2017, the Bank's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.08% and 10.10%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

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

Index
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

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 8% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 6% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2017, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

On July 2, 2013, the Federal Reserve approved a final rule that established an integrated regulatory capital framework to address perceived shortcomings in certain capital requirements. The rule implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. This rule began to apply to the Company and the Bank effective January 1, 2015 with certain requirements phased in over the subsequent four-year period.

The major provisions of the rule applicable to us are:

•
The rule implemented higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintained the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

Index
•
The rule is intended to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes that the rule implemented were stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•
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

•
The rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and made selected other changes in risk weights and credit conversion factors.

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

FDIC Insurance Assessments

All FDIC-insured institutions are required to pay assessments to the FDIC to fund the Deposit Insurance Fund, or DIF, which was established to help protect the depositors of insured banks and to resolve failed banks.  A bank’s assessment is calculated by multiplying its assessment rate by its assessment base. A bank’s assessment base and assessment rate are determined each quarter. The Bank’s insurance assessments during 2017 and 2016 were $237,000 and $267,000, respectively.

By statute, assessment rates must be risk-based.  From the beginning of the FDIC until 2010, a bank’s assessment base was about equal to its total domestic deposits. As required by the Dodd-Frank Act, however, the FDIC amended its regulations effective April 2011 to define a bank’s assessment base as its average consolidated total assets minus its average tangible equity.  The method for determining a bank’s risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets), which includes the Bank, are assigned an individual rate based on a formula using financial data and CAMELS ratings.  A bank’s CAMELS ratings are assigned by its state and federal banking regulators based on such regulators’ periodic evaluation and rating of six essential components of an institution’s financial condition and operations. These component factors address the adequacy of capital (C), the quality of assets (A), the capability of management (M), the quality and level of earnings (E), the adequacy of liquidity (L), and sensitivity to market risk (S).  For established small banks (those insured for five or more years, like the Bank), initial base assessment rates range from 3 to 30 basis points, with the initial assessment rates subject to adjustments that could increase or decrease the total base assessment rates.  Possible adjustment to the initial assessment rates include: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; and (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment, or the DIDA.

Index
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

Index
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

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the significant portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on our business and results of operations cannot be predicted.

On February 3, 2017, President Trump signed Executive Order 13772 entitled “Presidential Executive Order on Core Principles for Regulating the United States Financial System.” The executive order requires the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (including the Federal Reserve) and report to the president within 120 days of the date of the executive order on the extent to which existing laws, regulations, and other policies promote the core principles outlined in the order. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $337,500 at December 31, 2017. In addition to holding membership stock, the Bank is required to purchase stock based on the amount of its outstanding advances. This activity-based stock totaled $1,003,000 at the most recent year end. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

Index
Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2017, the Bank’s C&D concentration as a percentage of risk-based capital totaled 77.19% and the Bank’s CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 300.68%.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies, such as the Company, as part of the regular, risk-focused supervisory process.

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

The federal regulatory agencies continue to be active in the area of incentive compensation, having more recently re-proposed a rule in 2016 implementing Section 956 of the Dodd Frank Act.  The proposed rule would prohibit covered institutions from awarding incentive-based compensation that is believed to encourage inappropriate risks and would impose mandatory deferral and clawback provisions.  As proposed, the rule would apply to any covered institution with average total consolidated assets greater than or equal to $1 billion that offers incentive-based compensation to covered persons.  The Company would be exempt from the rule as currently proposed due to our current asset size.

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

Index
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

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, and reform and simplifications of certain Volcker Rule requirements.

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact the Company, including the following:

•
Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to the Company by resulting in increased earnings and capital, the immediate impact was a decrease in the value of our existing deferred tax assets.

•
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.

•
Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•
Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

Item 1A.	Risk Factors

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Item not required for smaller reporting companies.

Index
Item 2.	Properties

The following table sets forth the location of the main office, branch offices, and other non-branch business offices of the Bank, as well as certain information relating to these offices.

Office	Address	Year First Opened	Approximate Square Footage	Owned or Leased
Main Office/Headquarters	901 East Main Street Lincolnton, NC 28092	2000	11,011	Leased

Lincolnton West branch	799 Highway 27 West Lincolnton, NC 28092	2002	1,596	Leased

Vale branch	9584 N.C. Highway 10 West Vale, NC 28168	2003	1,824	Leased

Denver branch	1293 Highway 16 North Denver, NC 28037	2004	2,363	Owned

Gastonia branch	534 South New Hope Road Gastonia, NC 28054	2009	11,650	Owned

Forest City branch	142 N. Watkins Drive Forest City, NC 28043	2013	3,200	Leased

Hickory branch	11 13th Avenue NE Hickory, NC 28601	2015	3,600	Owned

Lake Lure branch	103 Arcade Street Lake Lure, NC 28746	2015	1,950	Leased

Mooresville branch	125-E Trade Court Mooresville, NC 28117	2017	1,056	Leased

Salisbury loan production office	350 Jake Alexander Boulevard, Suite 102 Salisbury, NC 28147	2017	1,200	Leased

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.  See Note H to the financial statements included under Item 8 of this report for additional information regarding the properties of the Company and the Bank.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2017 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures

None.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company.  The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CART.”  As of March 23, 2018, the Company had approximately 1,410 shareholders of record.  The following table shows the quarterly high and low closing prices for the Company’s common stock as reported on the Nasdaq Capital Market for the periods indicated.

Index
		Price
Year	Quarterly Period	High	Low

2016	First Quarter	$6.39	$5.80
	Second Quarter	6.19	5.60
	Third Quarter	6.29	5.85
	Fourth Quarter	6.68	6.02
2017	First Quarter	$12.00	$6.30
	Second Quarter	7.94	6.90
	Third Quarter	8.45	7.31
	Fourth Quarter	9.77	8.07

High and low prices prior to August 16, 2016 are for shares of the Bank’s common stock, which traded on the Nasdaq Capital Market under the symbol “CART” prior to the formation of the Company as the Bank’s holding company.

The Company did not pay any cash dividends on its common stock during any of the two most recently completed fiscal years.

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

No unregistered sales of securities occurred during 2017 .

For a description of securities authorized for issuance under the Company’s equity compensation plans, please see Item 12 of this report.

Item 6.	Selected Financial Data

Item not required for smaller reporting companies.

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is management’s discussion and analysis of the financial condition and results of operations of Carolina Trust BancShares, Inc. (the “Company”) as of and for the years ended December 31, 2017 and 2016. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. The discussion should be read in conjunction with the audited financial statements and related notes included in this report to assist in the evaluation of our 2017 performance.

DESCRIPTION OF BUSINESS

Carolina Trust BancShares, Inc. is a North Carolina business corporation formed in 2016 to become the bank holding company for Carolina Trust Bank (the “Bank”). On August 16, 2016, the Company announced that it had consummated the statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange ratio. The Company operates as a registered bank holding company under the Bank Holding Company Act of 1956. The Bank is the only subsidiary of the Company.

The Bank commenced operations on December 8, 2000 in Lincolnton, North Carolina. We moved into our permanent headquarters in June 2001. We opened our first de novo branch in West Lincolnton in September 2002, and purchased a branch in Vale, ten miles west of Lincolnton, in March 2003. In September 2004, we expanded our market area by opening a de novo branch in Denver, fifteen miles east of Lincolnton adjacent to Lake Norman, a rapidly growing and upscale commuter corridor for the Charlotte area. In 2007, we opened a loan production office in Forest City, NC in Rutherford County and a de novo branch in Boger City on the east side of Lincolnton. In October 2009, we acquired Carolina Commerce Bank, which had one office in Gastonia, NC. We merged Carolina Commence Bank with and into our bank, and their former headquarters is now operated as a full-service branch of Carolina Trust Bank. In February 2012, the Bank opened a loan production office in Hickory, NC in Catawba County. In August 2013, the loan production office in Forest City was converted into a full-service branch. In November 2014, the Bank opened a loan production office in Mooresville, NC. In March 2015, the Bank opened a de novo branch in Lake Lure, NC in Rutherford County and converted the loan production office in Hickory into a full-service branch. In March 2017, the Boger City branch was consolidated into the nearby main office (headquarters). In November 2017, the Bank opened a loan production office in Salisbury, NC in Rowan County.

We are the only independent publicly held bank, headquartered in Lincoln County, which is adjacent to the Charlotte/Concord/Gastonia Metropolitan Statistical Area. Our headquarters and Denver (Lake Norman) offices are both approximately twenty-five miles northwest of Charlotte’s Douglas International Airport.

Our executive and lending officers and some of our directors have many years of experience in commercial banking and insurance in the Lincoln County market as well as Gastonia and Gaston County to the immediate south, Hickory and Catawba County to the immediate north and Cleveland and Rutherford Counties to the west. Our President and Chief Executive Officer, Jerry L. Ocheltree, was formerly the President and Chief Executive Officer for First Bank in Southern Pines, North Carolina, and was chair of the North Carolina Bankers Association from 2012-2013. He currently serves as a member of the board of the Charlotte Branch of the Federal Reserve Bank of Richmond. Richard M. Rager, our Executive Vice President and Chief Credit Officer, has been involved in bank lending since 1981, including service with the Federal Deposit Insurance Corporation in the evaluation of problem loans.

The primary purpose of the Company is to serve the banking needs of individuals and businesses in our market areas. We emphasize personalized service, access to decisionmakers, and a quick response on lending decisions. We have been, and intend to remain, a community-focused financial institution offering a full range of financial services to small and medium-sized businesses, professionals, and individual consumers in our community. The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services.

Index
Our website is located at http://www.carolinatrust.com. The Bank is a member of the Federal Home Loan Bank of Atlanta and its deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The address of our headquarters is 901 East Main Street, Lincolnton, North Carolina 28092, and our telephone number is (704) 735-1104.

CRITICAL ACCOUNTING POLICIES

General
The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles “GAAP” and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates, which in the case of the determination of our allowance for loan losses, deferred tax assets, and foreclosed assets have been critical to the determination of our financial position and results of operations.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

Allowance for Loan and Lease Losses
The most critical estimate concerns the Company’s allowance for loan losses. The Company records provisions for loan losses based upon known problem loans and estimated probable losses in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

The Company considers the allowance for loan and lease losses of $3,599,000 appropriate to cover losses inherent in the loan and lease portfolio as of December 31, 2017. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that exceed the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses. Among other factors, a prolonged economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market area may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of the Company’s allowance for loan and lease losses disclosed in the asset quality table presented in this report is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend or future losses in any particular portfolio.

The discussion and analysis included in this section contains detailed information regarding the Company’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed in relation to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding the Company or for purposes of making comparisons to other companies. Most of the Company’s non-performing loans and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure and property sale, it can take 12 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Index
Deferred Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect our operating results.

Foreclosed Assets
Foreclosed assets represent properties and equipment acquired through foreclosure or physical repossession. Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value, less selling costs, at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, we periodically evaluate the value of foreclosed assets held for sale and record an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical loss experience, economic conditions, and issues specific to individual properties. Our evaluation of these factors involves subjective estimates and judgments that may change.

FINANCIAL CONDITION

At December 31, 2017, the Company’s total assets were $406,618,000, total loans stood at $348,679,000, total investment securities were $31,112,000, total deposits were $340,653,000 and total shareholders’ equity was $29,119,000. Compared with December 31, 2016, total assets increased $31,701,000 or 8.5%, total loans increased $40,187,000 or 13.0%, total investment securities increased $4,049,000 or 15.0%, total deposits increased $21,988,000 or 6.9% and total shareholders’ equity attributable to common shareholders increased $86,000 or 0.3%.

Capital for the Bank exceeded “well-capitalized” requirements for each of the four primary capital ratios monitored by state and federal regulators. As of December 31, 2017, the Bank’s common equity tier 1 capital ratio and tier 1 risk-based capital ratio were both 10.10%; total risk-based capital ratio was 11.08%; and the tier 1 leverage ratio was 9.22%.

Index
RESULTS OF OPERATIONS

The Company is reporting net income available to common shareholders of $404,000, or $0.09 per diluted common share for the year ended December 31, 2017, a decrease of $715,000 or 63.9% as compared to the year ended December 31, 2016. Excluding the increase in income tax expense of $936,000 due to the revaluation of our deferred tax asset necessitated by the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which lowered the federal corporate income tax rate from 34% to 21%, net income available to common shareholders, as adjusted was $1,340,000 or $0.28 per diluted common share for the year ended December 31, 2017. Pre-tax net income decreased $220,000 or 9.9% for the year ended December 31, 2017 as compared to the same prior year period. Return on average total assets was 0.10% and return on average shareholders’ equity was 1.36% for the year ended December 31, 2017.

Select financial highlights for 2017:
•	Increase in total loans outstanding of $40,187,000 or 13.0% over the prior year.
•	Increase in total deposits outstanding of $21,988,000 or 6.9%.
•	Increase in net interest income of $620,000 or 4.6% as compared to the prior year.
•
Total nonperforming assets (“NPAs”) decreased $351,000 from $3,886,000 at December 31, 2016 to $3,535,000 at December 31, 2017. This resulted in a 17 basis point reduction in the Bank’s NPAs as a percentage of total assets, from 1.04% at December 31, 2016 to 0.87% at December 31, 2017.

•
The ratio of Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.10% at December 31, 2016 to 1.03% at December 31, 2017 due to continued improvement in credit quality as demonstrated by the reduction in NPAs.

Net Interest Income
Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of non-interest-bearing liabilities and capital.

Net interest income was $13,970,000 for the year ended December 31, 2017, an increase of $620,000 or 4.6% as compared to December 31, 2016. Average interest-earning assets for 2017 were $366,581,000; an increase of $15,619,000 from 2016. For 2017, loans and investment securities represented 88.96% and 7.75% respectively of average total interest earning assets for the year. Comparatively, 2016 loans and investment securities represented 85.08% and 7.82% respectively of average total interest-earning assets for the year. The average yield on total interest-earning assets increased by 14 basis points to 4.76% in 2016 compared to 4.62% for 2016 and the average rate of interest paid on interest-bearing liabilities increased by 14 basis points to 1.11% in 2017, compared to 0.97% in 2016. For the years ended December 31, 2017 and December 31, 2016, the net interest spread was 3.65%. The net interest margin was 3.81% for the year ended December 31, 2017 compared to 3.80% for the year ended December 31, 2016, an increase of 1 basis point.

Index
Asset Quality
We continue to make improvement in our nonperforming and classified loan categories which has allowed us to reduce the balance of our overall allowance for loan and lease losses during the fiscal years ended December 31, 2017 and 2016. The Company’s ratio of non-performing assets as a percentage of total assets decreased 17 basis points to 0.87% as compared to the 1.04% reported at December 31, 2016. In comparison to the prior year, nonaccrual loans increased $36,000, accruing loans 90 days or more past due decreased by $165,000, and foreclosed assets decreased $222,000. There were net loan charge-offs of $498,000 and $303,000 in 2017 and 2016, respectively.

The Bank recorded a $704,000 provision for loan losses in 2017 as compared to a recovery of loan losses of $27,000 in 2016. The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.10% at December 31, 2016 to 1.03% at December 31, 2017. The $731,000 increase in the provision was due to an increase in the amount of loans outstanding and to expanding the period for calculating the historical loss factors that are applied to pools of performing loans in 2017. The ratios of net charge-offs (recoveries) to average gross loans were 0.15%, 0.10% and 0.00% for 2017, 2016, and 2015, respectively.

At December 31, 2017, the Bank’s total reserves amounted to $3,599,000; of which $248,000 are specific reserves on impaired loans and $3,351,000 are general reserves to cover inherent risks in the loan portfolio. Comparatively, at December 31, 2016, the total reserves amounted to $3,393,000, including specific reserves of $914,000 and general reserves of $2,479,000. Total reserves represented 135% of non-accrual loan balances as of December 31, 2017 as compared to 129% reported at December 31, 2016.

Noninterest Income
For the year ended December 31, 2017, noninterest income was $1,376,000, a $147,000 or 12.0% increase when compared to the prior year. Income from bank owned life insurance increased $146,000 or 276.8% due to the purchase of $5.5 million in additional bank owned life insurance in February of 2017. Interchange fee income increased $39,000 or 8.8% as a result of deposit growth and promotions related to debit card usage. Overdraft fees on deposits increased $36,000 or 9.1% year over year. Slightly offsetting the improvements seen in non-interest income was a change in the income from the sales of investment securities. The Bank recorded a $55,000 gain on the sale of an investment security in 2016. The Bank did not sell any investment securities for gains in 2017. Management remains focused on business development efforts to generate additional sources of non-interest income.

Noninterest Expense
Noninterest expense for the year ended December 31, 2017 totaled $12,644,000, up $256,000 or 2.1% as compared to the $12,388,000 recorded for the year ended December 31, 2016. Specific items to note are as follows:
•	Compensation expense increased $249,000 or 3.6% in comparison to 2016 as the result of staff additions over the past 12 months, merit increases and performance incentive award increases.

•
Data processing expense increased $139,000 or 17.2% due to an increase in the number of customer accounts and also due to expenses for conversion of our core products that was completed in the second quarter of 2017.

•	Net foreclosed asset expenses declined by $212,000 or 43.0% in comparison to 2016. The decrease is due to the decrease in write-downs on foreclosed real estate properties in 2017.

Provision for Income Taxes
The Company recorded income tax expense of $1,594,000 in 2017 resulting in an effective tax rate of 79.8%, as compared to an income tax expense of $877,000 in 2016 which represented an effective tax rate of 39.5%. The effective tax rate for 2017 was elevated due to additional tax expenses totaling $936,000 when deferred tax assets were revalued. The revaluation was attributed to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, that decreased the Company’s federal income tax rate from 34% to 21%.The Company also had a reduction of approximately $80,000 in the deferred tax asset in 2016 due to the State of North Carolina reducing its corporate tax rate to 3%. We expect the 2018 effective tax rate to be approximately 22% based on current 2018 projections. The actual effective tax rate for 2018 will depend upon the tax effects of transactions made and also the nature and amount of future income and expenses.

Index
NET INTEREST INCOME

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years ended December 31, 2017, 2016 and 2015, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Non-accrual loans have been included in determining average loans and did not have a material impact on net interest income.
	For the Years Ended December 31,
	# Average Balance	Interest Income/ Expense	Average Interest Rate(1)	# Average Balance	Interest Income/ Expense	Average Interest Rate(1)	# Average Balance	Interest Income/ Expense	Average Interest Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans(2)	$326,103	$16,534	5.07%	$298,600	$15,213	5.09%	$271,404	$13,897	5.12%
Investment securities available for sale	28,419	783	2.76%	27,447	815	2.97%	24,358	948	3.89%
Other interest-earning assets	12,059	132	1.09%	24,915	194	0.78%	4,379	60	1.37%
Total interest-earning assets	366,581	17,449	4.76%	350,962	16,222	4.62%	300,141	14,905	4.97%
Other assets	24,266			18,324			20,813

Total Assets	$390,847			$369,286			$320,954

Interest-bearing liabilities
Deposits:
Interest-earning demand deposits and savings	$131,072	$442	0.34%	$110,981	$278	0.25%	$95,899	$210	0.22%
Time deposits $250,000 or more	31,106	443	1.42%	39,041	567	1.45%	36,348	479	1.32%
Other time deposits	122,329	1,596	1.30%	127,581	1,665	1.31%	108,801	1,437	1.32%
Capital lease obligation	240	17	7.08%	299	21	7.02%	352	25	7.10%
Other interest-bearing liabilities	27,817	981	3.53%	18,250	341	1.87%	13,958	160	1.15%
Total interest-bearing liabilities	312,564	3,479	1.11%	296,152	2,872	0.97%	255,358	2,311	0.91%

Non-interest bearing deposits	45,362			38,662			30,428
Other liabilities	3,183			3,102			4,616
Stockholders' equity	29,738			31,370			30,552

Total liabilities and stockholders' equity	$390,847			$369,286			$320,954

Net interest income andinterest rate spread (3)		$13,970	3.65%		$13,350	3.65%		$12,594	4.06%

Net yield on average interest-earning assets (4)			3.81%			3.80%			4.20%

Ratio of interest-earning assets to interest-bearing liabilities	117.28%			118.51%			117.54%

(1) All rates/yields are annualized based on average daily balances.
(2) Interest income on loans and average rates are affected by accretion of fair value discounts in each period reported.
(3) Represents the difference between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4) Represents the ratio of net interest-earnings to the average balance of interest earning assets.

Index
RATE/VOLUME ANALYSIS

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate. Interest income on loans is affected by accretion of fair value discounts in 2017 and 2016.

	Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to
In thousands	Volume	Rate	Net

Interest income:
Loans	$1,401	$(80)	$1,321
Investment securities	29	(61)	(32)
Other interest-earning assets	(100)	38	(62)

Total interest income	1,330	(103)	1,227

Interest expense:
Deposits:
Savings, NOW and money market deposits	50	114	164
Time deposits $250,000 or more	(115)	(9)	(124)
Other time deposits	(69)	-	(69)
Capital lease obligation	(4)	-	(4)
Other interest-bearing liabilities	179	461	640

Total interest expense	41	566	607

Net interest income increase (decrease)	$1,289	$(669)	$620

Index
INTEREST RATE SENSITIVITY

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk, which arises from changes in interest rates and the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains, and has complied with, a board-approved asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile-liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily securities issued by governmental agencies and government sponsored enterprises. The securities portfolio contributes to the Company’s profits and plays an important part in overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability techniques to actively manage the balance sheet. The primary objectives in the overall management of the securities portfolio are safety, liquidity, yield, asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration estimated loan and deposit increases (due to increased demand through marketing) and forecasted interest rate changes.

The analysis of an institution’s interest rate gap (the difference between the re-pricing of interest-earning assets and interest-bearing liabilities during a given period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, which are projected to re-price or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period, except for those loans that have set repricing dates, which are included in the period in which they adjust. Included in adjustable rate loans are loans currently at floor rates. These floored loans will not have rate adjustments until the floor plus the index (e.g. Wall Street Journal prime rate) exceed the floor rates. For example, an adjustable rate loan with a rate index based on prime, currently 4.50%, plus a spread of 0.50% would normally have a current rate of 5.00% and would adjust when the prime rate adjusts. However, if the loan agreement includes a 5.50% floor rate, the prime rate would have to increase from 4.50% to 5.00% before that loan rate would be able to adjust above the current rate, 5.50%. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate re-pricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments, which will be received throughout the lives of mortgage-backed investment securities. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Index
The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities for the period indicated.

	Terms to repricing at December 31, 2017
Dollars in thousands	Within 3 Months	4 to 12 Months	1 Year to 5 Years	Over 5 Years	Total

INTEREST-EARNING ASSETS:
Loans receivable:
Adjustable rate	$101,763	$451	$28,437	$2,849	$133,500
Fixed rate	6,012	9,744	172,093	27,330	215,179
Investment securities available for sale	1,657	2	7,135	22,318	31,112
Interest-earning deposits in other banks	3,647	-	-	-	3,647
Certificate of deposit with banks	-	-	748	750	1,498
Stock in FHLB of Atlanta	-	-	-	1,341	1,341

Total interest-earning assets	$113,079	$10,197	$208,413	$54,588	$386,277

INTEREST-BEARING LIABILITIES:
Deposits:
Interest-earning demand deposits and savings	$137,462	$-	$-	$-	$137,462
Time deposits $250,000 or more	3,514	16,952	18,750	-	39,216
Other time deposits	22,380	34,004	58,392	-	114,776
Capital lease obligation	16	50	141	-	207
Long Term – Subordinated Debt	-	-	9,676	-	9,676
Advances from FHLB	9,500	-	12,100	2,000	23,600

Total interest-bearing liabilities	$172,872	$51,006	$99,059	$2,000	$324,937

Interest sensitivity gap per period	$(59,793)	$(40,809)	$109,354	$52,588	$61,340

Cumulative interest sensitivity gap	$(59,793)	$(100,602)	$8,752	$61,340	$61,340

Cumulative gap as a percentage of total interest-earning assets	(52.88%)	(81.61%)	2.64%	15.88%	15.88%

Cumulative interest-earning assets as a percentage of interest-bearing liabilities	65.41%	55.06%	102.71%	118.88%	118.88%

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

Index
In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement began January 1, 2016, at 0.625% of risk-weighted assets and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Management considers the Company and the Bank to be well-capitalized and expects to be able to meet future needs caused by growth and expansion, as well as capital requirements implemented by the regulatory agencies. In the course of its ongoing capital management, the Company evaluates regularly any potential need for additional capital both at the Company and subsidiary Bank. The Company considers various alternatives such as debt or equity issued by the Company, from which proceeds may be invested in the Bank to support asset growth and to increase regulatory capital ratios.

Beginning January 1, 2015, the Company and the Bank calculate regulatory capital under the U.S. Basel III Standardized Approach.

The table below presents the regulatory capital ratios for the Bank.
	At December 31, 2017
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	10.10%	4.50%	6.50%
Total risk-based capital ratio	11.08%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.10%	6.00%	8.00%
Tier 1 leverage ratio	9.22%	4.00%	5.00%

Index
LIQUIDITY

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost-effective manner. The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposits with banks, federal funds sold and investment securities classified as available for sale, represented 10.25% and 14.59% of total assets at December 31, 2017 and December 31, 2016, respectively.

Should the need arise, management believes the Bank would have the capability to sell securities classified as available for sale or to borrow funds as necessary. The Bank has established credit lines with other financial institutions to purchase up to $14 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at December 31, 2017 or at December 31, 2016. The Bank has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Bank’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at December 31, 2017 was $68.3 million, of which $23.6 million was advanced and $5.0 million is used for a letter of credit.

Total deposits were $340,653,000 and $318,665,000 at December 31, 2017 and December 31, 2016 respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive. Time deposits represented 45.20% and 50.19% of total deposits at December 31, 2017 and December 31, 2016 respectively. Time deposits of $250,000 or more represented 11.51% and 11.47% of the Bank’s total deposits at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 and December 31, 2016 the Bank had brokered time deposits of $23,579,000 and $25,439,000 respectively. Management accepts time deposits from outside the Bank’s local market areas when such funding sources are useful to supplement funding and to add liquidity. Management believes most time deposits are relationship-oriented. While the Bank expects it will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention. Based upon prior experience, the Bank anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

The principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Company and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Index
Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

ASSET QUALITY

Summary of Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company’s loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company’s loan analysis and grading program. Provisions for loan losses are made to maintain the balance of the allowance for loan losses at a level that is appropriate in light of the risk inherent in the Company’s loan portfolio. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for potential losses inherent in the loan portfolio.

As part of the on-going monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans and (v) delinquencies. The Company also has an internal Loan Review Officer that monitors risk grades on an on-going basis. Furthermore, the Company employs a third party contractor to perform an annual loan review. The scope of the review is typically 50 - 60% of the loan portfolio.

The Company recorded loan loss provisions totaling $704,000 for the year ended December 31, 2017 and recorded a recovery of loan loss totaling $27,000 for the year ended December 31, 2016. More recent improved loss experience as shown in the table below reduced the required reserve for performing loans. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Based on its best judgment, evaluation, and analysis of the loan portfolio, management believes the level of the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table represents the Company’s activity in its allowance for loan losses:

Analysis of the Allowance For Loan Losses

Dollars in thousands	2017	2016	2015	2014	2013
Balance at January 1	$3,393	$3,723	$4,002	$4,066	$4,773
Recoveries:
Commercial real estate	153	95	141	276	112
Commercial	50	17	95	23	43
Residential mortgage	18	-	-	1	34
Consumer and home equity lines	16	25	12	6	8
Total Recoveries	237	137	248	306	197
Charged-off loans:
Commercial real estate	(208)	(71)	(108)	(226)	(1,331)
Commercial	(369)	(301)	-	(18)	(1,546)
Residential mortgage	(66)	-	(132)	-	(62)
Consumer and home equity lines	(92)	(68)	(17)	(46)	(250)
Total Charge-offs	(735)	(440)	(257)	(290)	(3,189)
Net charge-offs	(498)	(303)	(9)	16	(2,992)
Provision for (recovery of) loan losses	704	(27)	(270)	(80)	2,285
Balance at December 31	$3,599	$3,393	$3,723	$4,002	$4,066

Ratio of allowance to total loans outstanding at end of year	1.03%	1.10%	1.27%	1.64%	1.82%
Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.10%	0.00%	(0.01%)	1.36%

The allowance as a percentage of loans decreased during 2017 when compared to 2016 due to the following:
•	Decrease in classified loans.
•	Decrease in loans 30-89 days past due.
•	Strong loan growth in 2017.

Index
Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the ability of an obligor to continue to comply with repayment terms, because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. These loans do not meet the standards for, and are therefore not included in, non-performing assets. A summary of potential problem loans follows:

Potential Problem Loans

	December 31, 2017		December 31, 2016
Category Dollars in thousands	Number	Balance	Number	Balance
Commercial real estate	12	$2,663	15	$3,492
Commercial	10	639	3	22
Residential mortgage	7	472	14	2,121
Consumer and home equity lines	14	1,727	14	1,765
Total	43	$5,501	46	$7,400

The following table summarizes the allocation for loan losses for the past five years ended December 31. The percentage in the table below refers to the percentage of loans outstanding in each category to total loans at the years ended, which is provided as a means to compare whether the allocation for loan losses for a category of loans is consistent with that category’s share of total loans.

Dollars in thousands	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%

Commercial real estate*	2,260	61.18	1,607	58.55	2,302	56.66	2,456	53.14	2,498	51.15
Commercial	634	14.01	1,171	14.19	570	14.78	705	15.21	517	14.09
Residential mortgage	505	14.07	427	14.49	505	16.21	464	18.48	546	20.27
Home equity lines	177	9.66	175	11.38	336	10.97	361	11.70	501	12.62
Consumer – other	23	1.08	13	1.39	10	1.38	16	1.46	4	1.87
Balance at December 31	3,599	100.00	3,393	100.00	3,723	100.00	4,002	100.00	4,066	100.00

*Note: Commercial real estate loans in the table above include construction loans and multi-family housing loans

Non-Performing Assets (“NPAs”)

Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing, and foreclosed assets. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

Foreclosed assets represent properties and equipment acquired through foreclosure or physical possession. Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses.

Under generally accepted accounting standards for receivables, a loan is impaired when, based on current information and events, it is likely that a creditor will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.

The Company’s ratio of NPAs to total assets decreased 17 basis points to 0.87% as compared to 1.04% reported at December 31, 2016. In comparison to the prior year, nonaccrual loans increased $36,000, loans past due 90 days or more and still accruing interest decreased $165,000 and foreclosed assets decreased $222,000.

Index
Non-performing assets for the five years ended December 31, 2017 are detailed as follows:

Dollars in thousands	2017	2016	2015	2014	2013
Nonaccrual loans	$2,664	$2,628	$2,047	$3,991	$3,286
Past due 90 days and accruing interest	82	247	117	175	517
Total non-performing loans	$2,746	$2,875	$2,164	$4,166	$3,803
Foreclosed assets	789	1,011	1,994	2,048	3,908
Total non-performing assets	$3,535	$3,886	$4,158	$6,214	$7,711

Non-performing assets to total assets	0.87%	1.04%	1.24%	2.12%	2.89%

Interest income recognized on non-performing loans	$22	$64	$42	$134	$145
Interest income foregone on non-performing loans	$200	$127	$93	$214	$215

Troubled Debt Restructurings

A restructured loan is a loan in which the original contract terms have been modified due to a borrower’s financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. One troubled debt restructuring in the amount of $765,000 is included in the loans on nonaccrual status for 2017 and one troubled debt restructuring in the amount of $376,000 is included in the loans on nonaccrual status for 2016.

Accruing troubled debt restructurings for the five years ending December 31, 2017 are as follows:

Dollars in thousands	2017	2016	2015	2014	2013
Accruing troubled debt restructurings	$3,398	$4,616	$4,725	$4,242	$2,840

Loan Portfolio
Our total gross loans were $348,679,000 at December 31, 2017, an increase of $40,187,000 or 13.03% from the $308,492,000 reported one year earlier. The loan portfolio primarily consists of real estate (including real estate term loans, construction loans and other loans secured by real estate), commercial, and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically are made to businesses and individuals within our primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans that is not disclosed in the financial statements and the notes to the financial statements contained in this annual report or discussed below.

The following table summarizes the loan portfolio by category for the five years ended December 31, 2017:

Dollars in thousands	2017	2016	2015	2014	2013

Commercial real estate	$213,322	$180,617	$165,662	$130,015	$114,514
Commercial	48,867	43,780	43,207	37,202	31,554
Residential mortgage	49,059	44,698	47,388	45,217	45,393
Home equity lines of credit	33,672	35,119	32,083	28,632	28,251
Consumer	3,759	4,278	4,022	3,580	4,179
Total loans	$348,679	$308,492	$292,362	$244,646	$223,891

Index
The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2017.

Dollars in thousands	Due within one year	Due one to five years	Due after five years	Total
Commercial real estate	$43,425	$141,769	$28,128	$213,322
Commercial	25,210	22,563	1,094	48,867
Residential real estate	13,481	34,676	902	49,059
Home equity lines of credit	33,672	-	-	33,672
Consumer - other	2,182	1,522	55	3,759
Total	$117,970	$200,530	$30,179	$348,679

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2017.

Dollars in thousands	Due within one year	Due one to five years	Due after five years	Total
Fixed	$15,756	$172,093	$27,330	$215,179
Variable	29,110	30,215	74,175	133,500
Total	$44,866	$202,308	$101,505	$348,679

The following table sets forth information with respect to the asset quality of our loan portfolio.

Asset Quality – Loan Portfolio Analysis

	As of December 31, 2017
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding	Allowance for Loan Losses	ALLL to Loans Outstanding

Dollars in thousands
Commercial real estate:
Residential ADC	$7,242	$-	0.00%	$62	0.86%
Commercial ADC	24,364	5	0.02%	210	0.86%
Farmland	5,392	-	0.00%	7	0.13%
Multifamily	11,967	-	0.00%	46	0.38%
Owner occupied	84,808	2,031	2.39%	977	1.15%
Non-owner occupied	79,549	28	0.04%	958	1.20%
Total commercial real estate	213,322	2,064	0.97%	2,260	1.06%
Commercial:
Commercial and industrial	47,032	25	0.05%	631	1.34%
Agriculture	415	-	0.00%	1	0.24%
Other	1,420	-	0.00%	2	0.14%
Total commercial	48,867	25	0.05%	634	1.30%
Residential mortgage:
First lien, closed-end	47,936	86	0.18%	424	0.88%
Junior lien, closed-end	1,123	455	40.52%	81	7.21%
Total residential mortgage	49,059	541	1.10%	505	1.03%
Home equity lines	33,672	34	0.10%	177	0.53%
Consumer – other	3,759	-	0.00%	23	0.61%
Total gross loans	$348,679	$2,664	0.76%	$3,599	1.03%

Index
The following table summarizes the activity in foreclosed assets for the years ended December 31, 2017 and 2016:

In thousands	December 31, 2017	December 31, 2016
Balance, beginning of period	$1,011	$1,994
Additions	520	609
Proceeds from sales	(523)	(1,165)
Valuation adjustments	(195)	(373)
Losses from sales	(24)	(54)
Balance, end of period	$789	$1,011

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

A summary of financial instruments whose contract amounts represent the Company’s exposure to off-balance sheet credit risk for the periods indicated is as follows:

	December 31, 2017	December 31, 2016
Dollars in thousands
Undisbursed lines of credit	$67,109	$49,853
Commercial letters of credit	609	697
Total	$67,718	$50,550

The Company does not have any outstanding commitments to any classified borrowers.

Index
INVESTMENT ACTIVITIES

The Company’s portfolio of investment securities, all of which are available for sale, consists of U.S. Government and federal agency, mortgage-backed securities, municipal securities, and equity securities.

Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Dollars in thousands
December 31, 2017
U.S. Government and federal agency	$11,424	$11	$(159)	$11,276
Mortgage-backed securities *	19,142	61	(288)	18,915
Municipal securities	297	-	(2)	295
Equity securities	1,204	-	(578)	626
	$32,067	$72	$(1,027)	$31,112

December 31, 2016
U.S. Government and federal agency	$6,664	$17	$(138)	$6,543
Mortgage-backed securities *	18,841	101	(284)	18,658
Corporate debt securities	750	-	-	750
Equity securities	1,204	-	(92)	1,112
	$27,459	$118	$(514)	$27,063

December 31, 2015
U.S. Government and federal agency	$15,935	$17	$(409)	$15,543
Mortgage-backed securities *	5,391	212	(1)	5,602
Corporate debt securities	750	-	-	750
Equity securities	1,204	-	(166)	1,038
	$23,280	$229	$(576)	$22,933

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

Index
The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2017, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield

Dollars in thousands
U.S. Government Sponsored
Mortgage-backed Securities
Due within one year	$3	$3	2.57%
Due after one but within five years	236	241	2.49%
Due after five but within ten years	2,446	2,437	2.21%
Due after ten years	16,457	16,234	2.33%
	19,142	18,915	2.32%
U.S. Government Sponsored
Agency Securities
Due within one year	-	-	-
Due after one but within five years	6,977	6,894	1.93%
Due after five but within ten years	4,447	4,382	2.40%
Due after ten years	-	-	-
	11,424	11,276	2.11%

Municipal Securities
Due within one year	-	-	-
Due after one but within five years	-	-	-
Due after five but within ten years	297	295	3.18%
Due after ten years	-	-	-
	297	295	3.18%

Total investment securities
Due within one year	3	3	2.57%
Due after one but within five years	7,213	7,135	1.95%
Due after five but within ten years	7,190	7,114	2.37%
Due after ten years	16,457	16,234	2.33%
	$30,863	$30,486	2.25%

Index
DEPOSIT ACTIVITIES

The Bank provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and the desire to increase or decrease certain types or maturities of deposits.

The Bank periodically uses brokered deposits consistent with asset and liability management policies. At December 31, 2017 the Company had $27,368,000 in brokered deposits. Brokered deposits are available to banks that are well capitalized under regulatory guidelines. Historically, we have not placed much emphasis on municipal deposits which can be very rate sensitive and require pledging assets or letters of credit to collateralized amounts exceeding the deposit insurance limit. In the fourth quarter of 2017, after thoughtful analysis, we developed deposit products to offer to local government units in our market area. We plan to begin promoting these products in early 2018.

The Bank offers a variety of deposit programs to individuals and to small-to-medium size businesses and other organizations at interest rates generally competitive with local market conditions. The following table sets forth the average balances and rates for each of the deposit categories for the periods indicated:

	For the Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate	Average Balance	Average Interest Rate
Dollars in thousands
Savings, NOW and money market deposits	$131,072	0.34%	$110,981	0.25%	$95,899	0.22%
Time deposits $250,000 or more	31,106	1.42%	39,041	1.45%	36,348	1.32%
Other time deposits	122,329	1.30%	127,581	1.31%	108,801	1.32%
Total interest bearing deposits	284,507	0.87%	277,603	0.90%	241,048	0.88%
Demand and other non-interest bearing deposits	45,362	-	38,662	-	30,428	-
Total average deposits	$329,869	0.75%	$316,265	0.79%	$271,476	0.78%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2017.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
Dollars in thousands
Certificates of $100,000 or greater	$20,606	1.19%	$13,916	1.18%	$23,425	1.33%	$56,350	1.63%	$114,297	1.43%
Certificates of less than $100,000	5,288	0.91%	3,472	0.94%	10,143	1.10%	20,792	1.35%	39,695	1.19%

Total	$25,894	1.13%	$17,388	1.13%	$33,568	1.26%	$77,142	1.56%	$153,992	1.37%

Index
BORROWINGS

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), federal funds purchased, obligations under a capitalized lease for the Company’s main office facility, and long term subordinated debt. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	December 31, At or for the Year Ended
	2017	2016	2015
Dollars in thousands
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$23,600	$14,100	$13,000
Weighted average rate	1.32%	1.19%	0.72%

Federal Funds Purchased and Repurchase Agreements
Amount	-	-	2,335
Weighted average rate	-	-	1.25%

Capital lease obligation
Amount	207	268	326
Weighted average rate	7.09%	7.09%	7.09%

Long Term Subordinated Debt
Amount	9,676	9,605	-
Weighted average rate	7.91%	7.91%	-

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	23,600	26,000	23,000
Federal Funds Purchased and Repurchase Agreements	-	240	2,355
Capitalized lease obligation	263	321	369
Long Term Subordinated Debt	9,676	9,605	-

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	18,088	16,072	13,757
Weighted average rate	1.22%	1.08%	1.15%

Federal Funds Purchased and Repurchase Agreements
Average balance	91	62	201
Weighted average rate	1.43%	1.59%	0.93%

Capitalized lease obligation
Average balance	240	299	351
Weighted average rate	7.12%	7.10%	7.10%

Long Term Subordinated Debt
Average balance	9,638	2,115	-
Weighted average rate	7.88%	7.87%	-

Index
Pursuant to collateral agreements with the FHLB, advances are secured by all of the Bank’s FHLB stock and a blanket lien on qualifying loans. This agreement with the FHLB provides for a line of credit up to 25% of the Bank’s assets. The unused portion of the lendable collateral value of pledged loans is $39.7 million as of December 31, 2017.

The Bank also has unused lines of credit totaling $14.0 million from correspondent banks at December 31, 2017.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2017.

	Payments due by period
In thousands	On demand or less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total

Advances from FHLB	$9,500	$12,100	$-	$2,000	$23,600
Long term – subordinated debt	-	-	10,000	-	10,000
Capital lease obligation	66	141	-	-	207
Operating leases	226	220	34	-	480
Total contractual obligations, excluding deposits	9,792	12,461	10,034	2,000	34,287
Deposits	263,511	57,990	19,152	-	340,653
Total contractual obligations, including deposits	$273,303	$70,451	$29,186	$2,000	$374,940

It has been the experience of the Company that deposit withdrawals are generally replaced with new deposits, thus not requiring any material long-term net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

REGULATORY MATTERS

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company is also regulated by the North Carolina Commissioner of Banks (“Commissioner”) under the North Carolina Bank Holding Company Act of 1984. As a registered bank holding company, the Company is subject to the supervision, examination and reporting requirements by the Board of Governors of the Federal Reserve System.

The Bank is a federally insured, North Carolina state-chartered bank. The deposits of the Bank are insured up to applicable limits under the Deposit Insurance Fund, or DIF, of the FDIC, and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the Commissioner. The FDIC and the Commissioner are the Bank’s primary federal and state banking regulators, respectively. The Bank is not a member of the Federal Reserve System.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note B to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item not required for smaller reporting companies.

Index
Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carolina Trust BancShares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Carolina Trust BancShares, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2001.

Charlotte, North Carolina
March 27, 2018

Index
CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$5,409	$8,063
Interest-earning deposits with banks	3,647	18,086
Cash and cash equivalents	9,056	26,149

Certificates of deposits with banks	1,498	1,498
Investment securities available for sale, at fair value (amortized cost $32,067 and $27,459)	31,112	27,063
Federal Home Loan Bank stock, at cost	1,341	942
Loans	348,679	308,492
Less: Allowance for loan and lease losses	(3,599)	(3,393)
Net Loans	345,080	305,099

Bank owned life insurance	7,197	1,498
Accrued interest receivable	1,078	945
Bank premises, equipment and software	6,466	6,388
Foreclosed assets	789	1,011
Core deposit intangible, net of accumulated amortization of $711 and $667	73	117
Other assets	2,928	4,207
Total Assets	$406,618	$374,917

Liabilities and Stockholders’ Equity
Non-interest-earning demand deposits	$49,199	$38,593
Interest-earning demand deposits	115,396	99,084
Savings	22,066	21,059
Time deposits	153,992	159,929
Total deposits	340,653	318,665

Capital lease obligation	207	268
Federal Home Loan Bank advances	23,600	14,100
Long term subordinated debt	9,676	9,605
Accrued interest payable	292	287
Other liabilities	3,071	2,959
Total liabilities	377,499	345,884

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,657,880 and 4,650,808 shares issued and outstanding	11,645	11,627
Additional paid-in capital	13,008	12,988
Retained earnings	4,772	4,241
Accumulated other comprehensive loss	(732)	(249)
Total stockholders’ equity	29,119	29,033

Total Liabilities and Stockholders’ Equity	$406,618	$374,917

See accompanying notes to the consolidated financial statements.

Index
CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017 and 2016
(In thousands, except share and per share data)

	2017	2016
Interest Income
Interest on investment securities and cash	$915	$1,009
Interest and fees on loans	16,534	15,213
Total interest income	17,449	16,222

Interest Expense
Interest expense non-maturity deposits	442	278
Interest expense time deposits	2,039	2,232
Interest expense borrowed funds	222	175
Interest expense capital lease	17	21
Interest expense on subordinated debt	759	166
Total interest expense	3,479	2,872
Net interest income	$13,970	$13,350
Loan loss provision/(recovery)	704	(27)
Net interest income after loan loss provision/(recovery)	$13,266	$13,377

Noninterest income
Overdraft fees on deposits	$431	$395
Interchange fee income	482	443
Service charges on deposits	56	55
Mortgage fee income	95	102
Customer service fees	54	59
ATM income	27	27
Bank-owned life insurance income	199	53
Gain on the sale of securities	-	55
Other income	32	40
Total noninterest income	1,376	1,229

Noninterest expense
Salaries & benefits expense	$7,071	$6,822
Occupancy expense	859	875
Furniture, fixture & equipment expense	585	527
Data processing expense	948	809
Office supplies expense	81	64
Professional fees	473	607
Advertising and marketing	132	147
Insurance	306	340
Foreclosed asset expense, net	281	493
Check card expense	343	365
Loan expense	219	164
Stockholder expense	172	122
Directors fees and expenses	256	225
Telephone expense	288	244
Core deposit intangible amortization expense	44	56
Other operating expense	586	528
Total noninterest expense	12,644	12,388
Pre-tax income	$1,998	$2,218
Income tax expense	1,594	877
Net income	$404	$1,341
Less income attributable to noncontrolling interest	-	222
Net income attributable to Carolina Trust BancShares	$404	$1,119

Earnings per share
Basic earnings per common share	$0.09	$0.24
Diluted earnings per common share	$0.09	$0.24
Weighted average common shares outstanding	4,655,369	4,649,405
Diluted average common shares outstanding	4,737,874	4,697,765

See accompanying notes to the consolidated financial statements.

Index
CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017 and 2016
(In thousands)

	December 31, 2017	December 31, 2016

Net income	$404	$1,341

Other comprehensive loss:
Unrealized loss on investment securities:
Reclassification of securities gains recognized in non-interest income	-	(55)
Income tax effect	-	20
Unrealized holding gains (losses) arising during period	(559)	5
Deferred income tax benefit (expense)	203	(3)
Total other comprehensive loss	(356)	(33)

Total comprehensive income	$48	$1,308

See accompanying notes to the consolidated financial statements.

Index
CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017 and 2016
(Dollars In thousands)

	2017 Shares outstanding	December 31, 2017	2016 Shares outstanding	December 31, 2016

Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,650,808	$11,627	4,646,225	$11,616
Exercise of stock options	3,738	10	1,250	3
Restricted stock vesting	3,334	8	3,333	8
Balance, end of year	4,657,880	$11,645	4,650,808	$11,627

Additional paid-in capital
Balance, beginning of year		$12,988		$12,936
Stock-based compensation		24		60
Exercise of stock options		4		-
Restricted stock vesting		(8)		(8)
Balance, end of year		$13,008		$12,988

Retained earnings
Balance, beginning of year		$4,241		$3,122
Reclassification of certain tax effects		127		-
Net income		404		1,341
Dividends declared on preferred stock		-		(222)
Balance, end of year		$4,772		$4,241

Accumulated other comprehensive loss
Balance, beginning of year		$(249)		$(216)
Other comprehensive loss		(356)		(33)
Reclassification of certain tax effects		(127)		-
Balance, end of year		$(732)		$(249)

Noncontrolling interest
Balance, beginning of year		$-		$2,580
Redemption of preferred stock in noncontrolling interest		-		(2,580)
		-		-

Total stockholders’ equity		$29,119		$29,033

See accompanying notes to the consolidated financial statements.

Index
CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016
(in thousands)

	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net income	$404	$1,341
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for (recovery of) loan losses	704	(27)
Depreciation and amortization of bank premises, equipment and software	441	361
Accretion of loan fair value adjustments related to acquisition	(7)	(9)
Net amortization of bond premiums/discounts	144	128
Accretion of long term subordinated debt issuance costs	71	15
Gain on the sale of investment securities	-	(55)
Amortization of core deposit intangible	44	56
Stock compensation expense	24	60
Increase in value of life insurance contracts	(199)	(53)
Net losses and impairment write-downs on foreclosed assets	219	427
Deferred tax provision	1,373	843
Increase in other assets	109	(11)
Decrease (increase) in accrued interest receivable	(133)	41
Increase in accrued interest payable	5	229
Increase (decrease) in other liabilities	112	(77)
Net cash and cash equivalents provided by operating activities	$3,311	$3,269

Cash flows from investing activities
Net increase in loans	$(41,198)	$(17,032)
Proceeds from sale of foreclosed assets	523	1,165
Net purchases of bank premises, equipment and software	(519)	(1,039)
Purchase of bank owned life insurance	(5,500)	-
Purchase of available-for-sale securities	(8,918)	(22,460)
Proceeds from maturities, calls and pay-downs of available for sale securities	4,166	17,406
Proceeds from the sale of available for sale securities	-	802
Purchase of Federal Home Loan Bank stock	(399)	(126)
Net cash and cash equivalents used in investing activities	$(51,845)	$(21,284)

Cash flows from financing activities
Increase in deposits	$21,988	$33,872
Increase in Federal Home Loan Bank advances	9,500	1,100
Payment of capital lease obligation	(61)	(57)
Decrease in federal funds purchased	-	(2,355)
Issuance of subordinated debt	-	9,590
Dividends paid on preferred stock	-	(222)
Redemption of preferred stock	-	(2,580)
Net proceeds from issuance of common stock	14	3
Net cash and cash equivalents provided by financing activities	$31,441	$39,351
Net (decrease) increase in cash and cash equivalents	$(17,093)	$21,336

Cash and cash equivalents, beginning	$26,149	$4,813
Cash and cash equivalents, ending	$9,056	$26,149

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$15	$16
Cash paid during the period for interest	$3,474	$2,644

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net	$(356)	$2
Transfer of loans to foreclosed assets	$520	$609

See accompanying notes to the consolidated financial statements.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE A - ORGANIZATION AND OPERATIONS

Carolina Trust BancShares, Inc. (the “Company”) was incorporated in 2016 for the purpose of becoming the holding company for Carolina Trust Bank (the “Bank”). On August 16, 2016, the Company announced that it had consummated the statutory share exchange pursuant to which it became the parent company of the Bank. Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate. The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956. The Bank is the only subsidiary of the Company.

The Bank was incorporated November 27, 2000 and began banking operations on December 8, 2000. The Bank is engaged in general commercial and retail banking in the counties of Lincoln, Gaston, Rutherford, Iredell, and Catawba, North Carolina and surrounding areas, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the realization of deferred tax assets.

Cash and Cash Equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with banks with original maturities of three months or less and federal funds sold.

Interest-Earning Deposits and Certificate of Deposits with Banks

Certificates of deposit with banks totaled $1,498,000 at December 31, 2017 and at December 31, 2016. These certificates typically have an original maturity of ten years or less and currently bear interest at rates ranging from 2.45% to 3.00% with an overall weighted average rate of 2.66%. There are also non-maturity deposits that totaled $3,647,000 at December 31, 2017 and $18,086,000 at December 31, 2016.

Investment Securities Available for Sale

Investment securities available for sale are reported at fair value and consist of debt instruments that are not classified as either trading securities or as held to maturity securities. Unrealized holding gains and losses, net of deferred income tax, on available for sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of investment securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Declines in the fair value of individual investment securities available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock in Federal Home Loan Bank of Atlanta

As a requirement for membership, the Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost. Because of the redemption provisions of the FHLB, the Company estimates that fair value equals cost for this investment and that it was not impaired at December 31, 2017.

Loans

Loans in the Company’s portfolio are grouped into classes and segments. Classes are generally disaggregation of a segment. The Company’s segments are: commercial real estate, commercial, residential mortgage, home equity lines, and other consumer loans. The classes within the commercial real estate segment are: residential ADC (acquisition, development and construction), commercial ADC, farmland, multifamily, owner occupied and non-owner occupied. The classes within the commercial segment are: commercial and industrial, agriculture, and other commercial. The classes within the residential mortgage segment are: first-lien and junior-lien loans. The home equity lines and other consumer loan segments are not further segregated into classes.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan is 90 days delinquent on a contractual basis. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

Nonaccrual and Past due Loans – All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When the Company cannot reasonably expect full and timely repayment of its loan or when the principal or interest is in default for 90 days or more, the loan is placed on nonaccrual status. Under certain circumstances there is sufficient documentation to conclude that the loan is well-secured and in the process of collection and, therefore, the loan is not placed on nonaccrual status. A debt is “well-secured” if collateralized by liens on or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt in full; or by the guarantee of a financially responsible party. A debt is “in process of collection” if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status. The Company may calculate forgone interest on a monthly basis, but does not recognize the income.

Loans that are less delinquent may also be placed on nonaccrual status due to deterioration in the financial condition of the borrower that increases the possibility of less than full repayment.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For all loan classes, a nonaccrual loan may be returned to accrual status when the Company can reasonably expect continued timely payments until payment in full. The loan can still be returned to accrual status if the following conditions are met: (1) All principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

At the time a loan is placed on nonaccrual status, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are made against the current year’s interest income. For all classes within all loan segments, cash receipts on non-accrual loans are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.

Charge-off of Uncollectable Loans - For all loan classes, as soon as any loan becomes uncollectable, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.
•	If secured, the outstanding principal balance of the loan should be charged down to the net liquidation value of the collateral.

Loans should be considered uncollectable when:
•	No regularly scheduled payment has been made within four months, or
•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

Based on a variety of credit, collateral and documentation issues, loans with lesser degrees of delinquency or obvious loss may also be deemed uncollectable.

Impaired Loans - An impaired loan is one for which the Company will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide a concession to a borrower experiencing financial difficulty, the loan is deemed to be a troubled debt restructuring and is considered impaired. All loans meeting the definition of doubtful are considered impaired.

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. The Company uses the rate of the loan at the time it first became impaired as the discount rate. A specific reserve is established as a component of the Allowance for Loan Losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, the Company will adjust the specific reserve if there is a significant change in either of those bases.

If receipt of principal and interest is in doubt when contractually due, interest income is not recognized for any class of impaired loans. Cash receipts received on non-accruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for impaired loans acquired in a purchase at fair value, which is the net present value of all cash flows expected to be collected over the life of the loan. These cash flows are determined on the date of purchase.

Allowance for Loan and Lease Losses (“ALLL”)

The allowance for loan and lease losses (ALLL), which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. The Company’s allowance for loan and lease losses is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan groups for purposes of evaluating risk. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and individual loan risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

The methodology to analyze the ALLL includes the following:

•	identification of impaired loans;
•	calculation of a specific reserve - where required - for each impaired loan based on collateral and other objective and quantifiable evidence;
•	determination of an appropriate historical loss period for analysis;
•	identification of homogenous loan groups, further segmented by risk grade, and reduced by the impaired loans;
•	calculation of historical loss percentages based on the identified historical loss period;
•	identification of internal and external factors which might affect the current application of the historical loss percentages, and assessment of any impact;
•	adjustment of the historical loss percentages based on the factor assessment;
•	application of historical loss percentages to loan groups to determine the allowance allocation; and
•	determination of the need for any unallocated reserve.

The ALLL is divided into three allocation segments:

1.
Individual Reserves. These are calculated against loans evaluated individually and identified as impaired. Management determines which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those impaired loans identified during this process as having an estimated loss. Loans to be considered include:

•	All commercial loans classified substandard or worse
•	Any other loan in a non-accrual status
•	Any loan, consumer or commercial, which has already been modified such that it meets the definition of Troubled Debt Restructure (“TDR”)

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The individual reserve must be verified at least quarterly, and recalculated whenever additional relevant information becomes available. All information related to the calculation of the individual reserve, including internal or external collateral valuations, assumptions, discounts, etc. must be documented.

For collateral dependent loans, individual reserve amounts may not be carried indefinitely as further non-performance will result in taking possession of the collateral. The collateral will be converted to cash or written off, or some combination. For loans valued under the discounted cash flow method, the reserve may continue for a longer period, depending on the length of time until there change in the level of certainty of loss.

•	When the amount of the actual loss becomes reasonably quantifiable, the loss is charged off against the ALLL, whether or not all liquidation and recovery efforts have been completed.
•
If the total amount of the individual reserve that will eventually be charged-off cannot yet be determined, but some portion of the individual reserve can be viewed as an imminent loss, that smaller portion is charged off against the ALLL and the individual reserve is reduced by a corresponding amount.

2.
Formula Reserves. Formula reserves are held against performing loans evaluated collectively. The total performing loan portfolio is divided into homogeneous loan groups. Loss estimates are based on historical loss rates for each respective loan group, adjusted for appropriate environmental factors established by the Company.

Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within that group of performing loans, even if it is not apparent at this time which loans within any group represent those embedded losses.

Historical Loss Percentages: Historical loss data has been catalogued by the Company for each loan group. Historical loss recoveries are similarly entered and applied against the non-classified loan group according to the Call Report designations of the loans originally charged. The Company uses a 5-year weighted average of net charge-offs to determine the historical loss percentages.

Qualitative Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors identified by the Company to be evaluated for all homogenous loan groups are as follows:
a)	Volume of Loans – Accounts for historical growth characteristics of the loan group over the identified loss period.
b)	Trends in Delinquency – Reflects increased risk derived from higher delinquency rates.
c)	Trends in Nonaccrual and Classified loans – Compares the current portfolio to the levels and trends over the historical loss period.
d)	Levels of Actual Losses – Evaluates the current losses and the trends and averages over the two year loss period.
e)	Concentration of Credit – Measures increased risk derived from concentration of credit exposure in particular loan segments or classes.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Economic – Assesses the impact of general and local economic factors, including changes in collateral values, primarily real estate.
g)	Watch list growth – measures increased risk in particular loan segments or classes that meet certain requirements including negative trends and increased levels in the watch or special mention rating.

These factors are evaluated and assigned a rating ranging from “significant negative impact to significant positive impact.” The rating translates to an adjustment to the historical loss percentage.

Calculation and Summary: A general reserve amount for each homogenous performing loan group is calculated by applying the adjusted historical loss percentage to the loan group outstanding balances, net of impaired loans.

3.	Unallocated Reserves. This segment is utilized to provide for losses which are expected but cannot be tied to any specific loan or group of loans, based on the judgment of management.

Reserve for Unfunded Commitments

The Reserve for unfunded commitments is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, a utilization rate is established considering the funded balance of the loan. The utilization rate is multiplied by the credit conversion factor of 10% which is then multiplied by the unfunded amount and multiplied by the loss rates for the appropriate loan class as defined in the regular ALLL calculation to determine the appropriate level of reserve. The reserve for unfunded commitments was approximately $28,000 and $20,000 at December 31, 2017 and 2016, respectively and is included in other liabilities.

Fees from Mortgage Brokerage Services

The Bank is a broker for qualifying, single family residential first lien mortgage loans that are funded by other companies. The Company recognizes certain origination fees, which are included in non-interest income on the statements of income under the caption “Mortgage fee income”.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed asset expense.

Other Intangibles

Intangible assets include core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized on the sum-of-years digits method over a period not to exceed 14 years.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2017		December 31, 2016
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangible	$72,998	$(711,607)	$117,442	$(667,163)

The Company’s projected amortization expense for the core deposit intangible for the years ending December 31:

2018	$32,501
2019	20,572
2020	9,833
2021	5,264
2022	3,356
Thereafter	1,472
Total	$72,998

The remaining weighted average amortization period is 1.56 years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 20 to 31.5 years for buildings. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter, 5 to 10 years for furniture and equipment and 3 to 5 years for computer equipment. Repairs and maintenance costs are charged to income as incurred and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current income.

Advertising Costs

The company expenses all advertising and business promotion costs as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2017 and 2016, and did not accrue any interest or penalties as of December 31, 2017 or 2016. The Company did not have an accrual for uncertain tax positions as deductions taken and benefits accrued are based on widely understood administrative practices and procedures, and are based on clear and unambiguous tax law. Tax returns, for years 2014 and thereafter are subject to possible future examinations by tax authorities.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income/(Loss)

The Company reports as comprehensive income/(loss) all changes in stockholders’ equity during the year from sources other than stockholders. Other comprehensive income/(loss) refers to all components (revenues, expenses, gains, and losses) of comprehensive income/(loss) that are excluded from net income/(loss). The Company’s only component of other comprehensive income/(loss) is unrealized gains and losses, net of income taxes, on investment securities available for sale.

Basic Earnings per Common Share

Basic earnings per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Common Share

The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants originally issued to the U.S. Treasury Department in February 2009. Diluted earnings per common share are based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall, Subtopic 825-10 (“ASU 2016-1”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company will begin reporting unrealized gains and losses of its marketable equity securities in income as compared to the current method of reporting through other comprehensive income. For the year ended December 31, 2017, other comprehensive loss included $486,000, pre-tax, and $311,000, after tax, for unrealized losses on marketable equity securities. If the standard had been adopted already, the unrealized loss would be reported on the income statement. The nonmarketable equity securities that do not have readily determinable values are currently recorded at cost. Following implementation, these securities, primarily FHLB stock, will be recorded at cost less any impairment, plus or minus any observable changes in price resulting from transactions for similar or identical investments of the same issuer. An initial adjustment of accumulated other comprehensive income in the amount of $443,000 will be recorded in retained earnings when the standard is adopted.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. This analysis may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company plans to adopt this standard in 2018 using the modified retrospective approach. The majority of the Company’s revenues are generated from financial instruments which are not within the scope of this standard. Management has evaluated the impact for its various other revenue streams including the following: deposit account fees and service charges; other fees such as wire services and check cashing services; ATM surcharges; card related fees; and gains and losses from sales of foreclosed properties and fixed assets. This evaluation led management to conclude that this standard will not materially impact its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. Currently the Company has several multi-year property leases for which reporting will be impacted by this standard. At the end of 2017, four of our locations have operating leases that expire in 2019 with aggregate payments totaling $157,000. If the new standard were in effect, an asset and a liability for the present value of payments would be recognized as an asset and a liability. Similarly, other property leases expire in 2020 and 2021 that have payments totaling $126,000 and $159,000, respectively.

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

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation. The Company is adopting a software model for the ALLL model that has add on functionality for compliance with the new standard.

In February of 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income rate from 34% to 21% effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company has chosen to early adopt the new standard. Deferred taxes within AOCI of $127,000 were reclassified to retained earnings in 2017.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
U.S. Government and federal agency	$11,424	$11	$(159)	$11,276
Mortgage-backed securities *	19,142	61	(288)	18,915
Municipal securities	297	-	(2)	295
Equity securities	1,204	-	(578)	626
	$32,067	$72	$(1,027)	$31,112

December 31, 2016
U.S. Government and federal agency	$6,664	$17	$(138)	$6,543
Mortgage-backed securities *	18,841	101	(284)	18,658
Corporate debt securities	750	-	-	750
Equity securities	1,204	-	(92)	1,112
	$27,459	$118	$(514)	$27,063

*	All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE C - INVESTMENT SECURITIES (continued)

The amortized cost and fair values of securities available for sale (excluding marketable equity securities) at December 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$3	$3
Due after one but within five years	7,213	7,135
Due after five but within ten years	7,190	7,114
Due after ten years	16,457	16,234
	$30,863	$30,486

The following table details unrealized losses and related fair values in the Bank’s available-for-sale investment security portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and December 31, 2016, respectively.

	Temporarily Impaired Securities in AFS Portfolio
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
December 31, 2017
U.S. Government and federal agency	$7,101	$(88)	$2,008	$(71)	$9,109	$(159)
Mortgage-backed securities *	5,472	(38)	10,560	(250)	16,032	(288)
Municipal securities	295	(2)	-	-	295	(2)
Equity securities	626	(577)	-	(1)	626	(578)
Total temporarily impaired securities	$13,494	$(705)	$12,568	$(322)	$26,062	$(1,027)

December 31, 2016
U.S. Government and federal agency	$5,332	$(138)	$-	$-	$5,332	$(138)
Mortgage-backed securities *	14,965	(282)	140	(2)	15,105	(284)
Equity securities	1,203	(91)	1	(1)	1,204	(92)
Total temporarily impaired securities	$21,500	$(511)	$141	$(3)	$21,641	$(514)

*	All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2017, management believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE C - INVESTMENT SECURITIES (continued)

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.

The Company did not have any securities pledged at December 31, 2017 to secure public funds. The company had no sales of securities during 2017. For 2016, proceeds from the sales of securities amounted to $802,000 and gross realized gains on these securities were $55,000. The cost of the security sold was determined based on specific identification method.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D - LOANS

Following is a summary of loans at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$7,242	2.08%	$2,463	0.80%
Commercial ADC	24,364	6.99%	24,583	7.97%
Farmland	5,392	1.55%	3,826	1.24%
Multifamily	11,967	3.43%	11,980	3.88%
Owner occupied	84,808	24.32%	69,686	22.59%
Non-owner occupied	79,549	22.81%	68,079	22.07%
Total commercial real estate	213,322	61.18%	180,617	58.55%

Commercial
Commercial and industrial	47,032	13.49%	41,935	13.59%
Agriculture	415	0.12%	209	0.07%
Other	1,420	0.40%	1,636	0.53%
Total commercial	48,867	14.01%	43,780	14.19%

Residential mortgage
First lien, closed-end	47,936	13.75%	43,811	14.20%
Junior lien, closed-end	1,123	0.32%	887	0.29%
Total residential mortgage	49,059	14.07%	44,698	14.49%

Home equity lines	33,672	9.66%	35,119	11.38%

Consumer – other	3,759	1.08%	4,278	1.39%

Total loans	$348,679	100.00%	$308,492	100.00%

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, and Iredell Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	December 31, 2017	December 31, 2016
In thousands
Commercial real estate:
Commercial ADC	$5	$1,022
Farmland	-	43
Multi-family	-	153
Owner occupied	2,031	55
Non-owner occupied	28	37
Total commercial real estate	2,064	1,310
Commercial:
Commercial and industrial	25	1,139
Total commercial	25	1,139
Residential mortgage:
First lien, closed-end	86	179
Junior lien, closed end	455	-
Total residential mortgage	541	179
Home equity lines	34	-
Total non-accrual loans	$2,664	$2,628

Interest foregone on non-accrual loans was approximately $200,000 and $127,000 for the years ended December 31, 2017 and 2016, respectively.

An analysis of past due loans segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2017
Commercial real estate:
Residential ADC	$-	$-	$-	$7,242	$7,242	$-
Commercial ADC	-	-	-	24,364	24,364	-
Farmland	-	-	-	5,392	5,392	-
Multifamily	-	-	-	11,967	11,967	-
Owner occupied	254	2,018	2,272	82,536	84,808	-
Non-owner occupied	144	-	144	79,405	79,549	-
Total commercial real estate	398	2,018	2,416	210,906	213,322	-
Commercial:
Commercial and industrial	-	25	25	47,007	47,032	-
Agriculture	-	-	-	415	415	-
Other	-	-	-	1,420	1,420	-
Total commercial	-	25	25	48,842	48,867	-
Residential mortgage:
First lien, closed end	50	135	185	47,751	47,936	79
Junior lien, closed-end	-	449	449	674	1,123	-
Total residential mortgage	50	584	634	48,425	49,059	79
Home equity lines	200	3	203	33,469	33,672	3
Consumer – other	10	-	10	3,749	3,759	-
Total loans	$658	$2,630	$3,288	$345,391	$348,679	$82

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2016
Commercial real estate:
Residential ADC	$-	$-	$-	$2,463	$2,463	$-
Commercial ADC	1,232	1,016	2,248	22,335	24,583	-
Farmland	-	-	-	3,826	3,826	-
Multifamily	-	-	-	11,980	11,980	-
Owner occupied	-	-	-	69,686	69,686	-
Non-owner occupied	14	-	14	68,065	68,079	-
Total commercial real estate	1,246	1,016	2,262	178,355	180,617	-
Commercial:
Commercial and industrial	29	56	85	41,850	41,935	-
Agriculture	-	-	-	209	209	-
Other	-	-	-	1,636	1,636	-
Total commercial	29	56	85	43,695	43,780	-
Residential mortgage:
First lien, closed end	24	128	152	43,659	43,811	-
Junior lien, closed-end	-	-	-	887	887	-
Total residential mortgage	24	128	152	44,546	44,698	-
Home equity lines	111	247	358	34,761	35,119	247
Consumer – other	10	-	10	4,268	4,278	-
Total loans	$1,420	$1,447	$2,867	$305,625	$308,492	$247

Impaired loans

Impaired loans are set forth in the following tables.

December 31, 2017

In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	3,721	3,591	-	-
Non-owner occupied	28	28	-	-
Total commercial real estate	3,753	3,623	-	-
Commercial
Commercial and industrial	766	25	741	144
Residential mortgage
First lien, closed-end	1,040	165	811	24
Junior lien, closed- end	884	670	215	79
Total residential mortgage	1,924	835	1,026	103
Home equity lines	151	106	-	-
Consumer – other	1	-	1	1
Total loans	$6,595	$4,589	$1,768	$248

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

December 31, 2016
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$2,920	$2,253	$-	$-
Farmland	43	43	-	-
Multifamily	153	153	-	-
Owner occupied	2,159	2,006	152	35
Non-owner occupied	37	37	-	-
Total commercial real estate	5,312	4,492	152	35
Commercial
Commercial and industrial	2,243	130	1,865	840
Residential mortgage
First lien, closed-end	1,117	226	812	39
Home equity lines	338	338	-	-
Total loans	$9,010	$5,186	$2,829	$914

	Year ended December 31, 2017		Year ended December 31, 2016
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1,049	$-	$2,307	$54
Farmland	32	-	19	1
Multifamily	163	-	119	1
Owner occupied	3,614	102	2,178	114
Non-owner occupied	133	-	41	-
Total commercial real estate	4,991	102	4,664	170
Commercial
Commercial and industrial	1,580	57	1,405	84
Residential mortgage
First lien, closed-end	1,619	55	1,179	23
Junior lien, closed- end	669	12	-	-
Total residential mortgage	2,288	67	1,179	23
Home equity lines	143	4	260	18
Consumer – other	1	-	39	-
Total loans	$9,003	$230	$7,547	$295

At December 31, 2017 there were two loans totaling $82,000 past due 90 days or more, which were still accruing interest. There were two loans totaling $247,000 past due 90 days or more, which were still accruing interest at December 31, 2016.

Troubled Debt Restructures

As of December 31, 2017, ten loans totaling $4,163,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Eleven loans totaling $4,992,000 were identified as troubled debt restructurings and considered impaired at December 31, 2016, none of which had unfunded commitments. Of the ten loans identified as troubled debt restructurings at December 31, 2017, nine loans totaling $3,398,000 were accruing interest, and of the eleven loans identified as troubled debt restructurings at December 31, 2016, ten loans totaling $4,616,000 were accruing interest.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

For the years ended December 31, 2017 and 2016, the following tables present a breakdown of the types of concessions made by loan class. The type labeled other includes concessions made to capitalize interest and extend interest only periods.

	Year ended December 31, 2017
Dollars in thousands	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Forgiveness of principal
Residential mortgage:
Junior Lien, closed end	2	$633	$430
Total residential mortgage	2	633	430
Total	2	$633	$430

Grand Total	2	$633	$430

	Year ended December 31, 2016
Dollars in thousands	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Other
Commercial:
Commercial and industrial	1	$376	$376
Total commercial	1	376	376
Total	1	$376	$376

Grand Total	1	$376	$376

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

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the years ended December 31, 2017 or 2016.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following tables present the successes and failures of the types of modifications within the previous 12 months as of December 31, 2017 and 2016.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
December 31, 2017	(dollars in thousands)

Forgiveness of principal	-	$-	2	$430	-	$-	-	$-
Total	-	$-	2	$430	-	$-	-	$-

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
December 31, 2016	(dollars in thousands)

Other	-	$-	1	$376	-	$-	-	$-
Total	-	$-	1	$376	-	$-	-	$-

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

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

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

The following table presents the credit risk profile by internally assigned risk grades.

December 31, 2017

	Pass	Special Mention	Substandard	Doubtful	Loss
Dollars in thousands
Commercial real estate:
Residential ADC	$7,242	$-	$-	$-	$-
Commercial ADC	23,883	477	4	-	-
Farmland	5,392	-	-	-	-
Multifamily	11,967	-	-	-	-
Owner occupied	81,584	1,049	2,175	-	-
Non-owner occupied	78,531	855	163	-	-
Total commercial real estate	208,599	2,381	2,342	-	-
Commercial:
Commercial and industrial	45,480	1,130	422	-	-
Agriculture	415	-	-	-	-
Other	1,420	-	-	-	-
Total commercial	47,315	1,130	422	-	-
Residential mortgage:
First lien, closed-end	47,257	513	166	-	-
Junior lien, closed-end	239	-	884	-	-
Total residential mortgage	47,496	513	1,050	-	-
Home equity lines	32,005	1,543	124	-	-
Consumer – other	3,596	162	1	-	-

Total	$339,011	$5,729	$3,939	$-	$-

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

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

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses for the year ended December 31, 2017 of $704,000 and recorded a recovery of loan loss provision of ($27,000) for the year ended December 31, 2016. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016:

	Beginning Balance	Provision for (Recovery) of Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
December 31, 2017
Commercial real estate	$1,607	$708	$(208)	$153	2,260
Commercial	1,171	(218)	(369)	50	634
Residential mortgage	427	126	(66)	18	505
Consumer and home equity lines	188	88	(92)	16	200
Total	$3,393	$704	$(735)	$237	$3,599

December 31, 2016
Commercial real estate	$2,173	$(590)	$(71)	$95	1,607
Commercial	542	913	(301)	17	1,171
Residential mortgage	482	(55)	-	-	427
Consumer and home equity lines	328	(97)	(68)	25	188
Unallocated	198	(198)	-	-	-
Total	$3,723	$(27)	$(440)	$137	$3,393

Year End Amount Allocation:

	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
December 31, 2017
Commercial real estate	$-	$2,260	$2,260
Commercial	144	490	634
Residential mortgage	103	402	505
Consumer and home equity lines	1	199	200
Total	$248	$3,351	$3,599

December 31, 2016
Commercial real estate	$35	$1,572	$1,607
Commercial	840	331	1,171
Residential mortgage	39	388	427
Consumer and home equity lines	-	188	188
Total	$914	$2,479	$3,393

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE D – LOANS (Continued)

The Company’s recorded investment in loans as of December 31, 2017 and December 31, 2016 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	December 31, 2017		December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$3,623	$209,699	$4,644	$175,973
Commercial	766	48,101	1,995	41,785
Residential mortgage	1,861	47,198	1,038	43,660
Consumer and home equity lines	107	37,324	338	39,059
Total	$6,357	$342,322	$8,015	$300,477

At December 31, 2017 the Company had pre-approved but unused lines of credit totaling $67.1 million. In management’s opinion these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity as of December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Dollars in thousands
Balance, beginning of year	$2,043	$2,347
Loan disbursements	102	279
Loan repayments	(405)	(583)
Balance, end of year	$1,740	$2,043

At December 31, 2017 and 2016 the Company had pre-approved but unused lines of credit totaling $404,000 and $322,000, respectively, to executive officers, directors and their related interests. Related party deposits totaled $1,825,000 and $1,838,000 at December 31, 2017 and 2016, respectively.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE E – FORECLOSED ASSETS

The following table summarizes the activity in foreclosed assets for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Dollars in thousands
Balance, beginning of year	$1,011	$1,994
Additions	520	609
Proceeds from sale	(523)	(1,165)
Valuation adjustments	(195)	(373)
Losses on sales	(24)	(54)
Balance, end of year	$789	$1,011

The Company has one foreclosed residential real estate property held in the amount of $196,000 as of December 31, 2017.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $449,000 for December 31, 2017.

NOTE F – EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options and restricted stock. The following tables summarize earnings per share and the shares utilized in the computations for the twelve months ended December 31, 2017 and 2016, respectively:

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except share and per share data
December 31, 2017
Basic earnings per common share	$404	4,655,369	$0.09
Effect of dilutive options	-	71,225
Effect of dilutive stock warrants	-	11,280
Diluted earnings per common share	$404	4,737,874	$0.09

December 31, 2016
Basic earnings per common share	$1,119	4,649,405	$0.24
Effect of dilutive options	-	48,360
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$1,119	4,697,765	$0.24

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE F – EARNINGS PER SHARE (Continued)

For the year ended December 31, 2017, there were 12,500 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the year ended December 31, 2016, there were 55,314 shares related to stock options and 86,957 shares related to the warrant that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

NOTE G - BANK PREMISES, EQUIPMENT AND SOFTWARE

Following is a summary of Bank premises, equipment and software at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Dollars in thousands
Land, buildings and leasehold improvements	$8,358	$7,423
Computer Equipment	1,151	1,086
Furniture and equipment	1,580	1,280
Work in progress	-	788
Total	11,089	10,577
Less accumulated depreciation	(4,623)	(4,189)
Total	$6,466	$6,388

Depreciation and amortization amounting to $441,000 and $361,000 for the years ended December 31, 2017 and 2016, respectively, is included in occupancy and equipment expense.

NOTE H - LEASES

Capital Lease Obligation

The Bank leases its main office facility under a lease with an initial term of twenty years. The portion of the lease applicable to the building is being accounted for as a capitalized lease. Leases that meet the criteria for capitalization are recorded as Bank premises and equipment and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under the capital lease is included in depreciation expense. Included in Bank premises and equipment at December 31, 2017 and 2016 is $120,000 and $155,000 respectively, as the amortized cost of the Bank’s main office.

At December 31, 2017, aggregate future minimum lease payments due under this capital lease obligation are $79,000 for 2018, $79,000 for 2019 and $72,000 for 2020. The amount of these payments representing interest is $23,000 and the present value of net minimum lease payments at December 31, 2017 is $207,000.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE H – LEASES (Continued)

The land portion of the Bank’s main office facility lease is being accounted for as an operating lease with a twenty-year term. In addition, the Bank has entered into three-year leases at its Lincolnton, West, Forest City and Lake Lure branch facilities, a five-year lease for its Vale branch , a three-year lease for its Mooresville office (which was renewed for 2 years), and a two year lease for its Salisbury Loan Production Office. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. The operating lease for the West branch facility has five renewal options, each for a three-year term; the operating lease for the Vale branch has two renewal options, each for a five-year term; the operating lease for the Forest City branch has four renewal options, each for a three-year term; the operating lease for the Mooresville branch has no renewal options; the Lake Lure branch has two renewal options, each with a three-year term and the Salisbury office has one renewal option with a one year term. The Boger City branch lease expires in April 2018, and the lease will not be renewed. All of the operating leases are accounted for on a straight line basis, including renewal terms.

Future minimum rental payments under these leases are as follows:

December 31, 2017
Dollars in thousands
2018	$226
2019	143
2020	77
2021	34
$480

Total rent expense under operating leases was approximately $309,000 and $345,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE I - DEPOSITS

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $39.2 million and $36.6 million, respectively. Interest expense on such deposits amounted to $443,000 and $567,000 in 2017 and 2016, respectively. At December 31, 2017, the scheduled maturities of certificates of deposit are as follows:

In thousands	Less than $250,000	$250,000 or more	Total
2018	$56,384	20,466	76,850
2019	23,476	8,903	32,379
2020	18,622	6,989	25,611
2021	9,254	1,249	10,503
2022	7,040	1,609	8,649
Total	$114,776	39,216	153,992

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE I – DEPOSITS (Continued)

The Bank periodically uses brokered deposits consistent with asset and liability management policies. At December 31, 2017 and 2016 the Bank had $27,368,000 and $29,485,000, respectively, in brokered deposits. The Bank reclassifies overdrafts on deposit accounts to loan balances. For the years ended December 31, 2017 and 2016, the reclassified amounts were $53,000 and $45,000 respectively.

NOTE J - LINES OF CREDIT AND FHLB ADVANCES

At December 31, 2017, the Bank had available three unsecured federal funds lines of credit totaling $14,000,000 borrowing capacity on a short term basis. There were no borrowings outstanding against these credit lines at December 31, 2017 and December 31, 2016. These lines are subject to annual renewals and have varying interest rates. The Bank also has a $10,000,000 reverse repurchase agreement available. The Bank has available with The Federal Home Loan Bank of Atlanta (“FHLB”), a line of credit equal to 25% of the Bank’s total assets. This credit line is secured by loans secured by real estate and FHLB stock. Rates and terms may be fixed or variable and are determined at the time advances on the credit line are made. At December 31, 2017 and December 31, 2016 the Bank had outstanding advances and a letter of credit of $28,600,000 and $14,100,000 respectively. Some advances have call features, which may be exercised on specific dates at the discretion of the FHLB. The letter of credit was established in 2017 to pledge as collateral for public deposits that exceed the limits insured by the Federal Deposit Insurance Corporation. In previous years, the Company pledged its investment securities as collateral for these public deposits. Pursuant to collateral agreements with the FHLB at December 31, 2017, advances and letters of credit are secured by loans with a carrying amount of approximately $99,489,000, from which the FHLB provides a total credit line of $68,344,000.

At December 31, the scheduled maturities of advances from the FHLB are as follows:

		Dollars in thousands
Maturity Date	Interest Rates	December 31, 2017	December 31, 2016
2/21/2017	0.63%	$-	$2,100
1/29/2018	1.41%	3,500	-
2/05/2018	1.27%	4,000	-
3/29/2018	1.88%	2,000	2,000
2/22/2019	1.17%	10,000	10,000
4/23/2019	1.75%	2,100	-
8/23/2027	0.99%	2,000	-
	Total	$23,600	$14,100

The letter of credit from the FHLB in the amount of $5 million matures on December 19, 2018. As of December 31, 2017, the letter of credit has not been funded.

NOTE K - INCOME TAXES

The approximate amount of significant components of the provision for income taxes for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Dollars in thousands
Current tax provision	$221	$34
Deferred tax provision	1,373	843
Provision for income taxes	$1,594	$877

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	December 31, 2017	December 31, 2016
Dollars in thousands
Tax computed at the statutory rate	$679	$754
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	57	128
Effect of rate revaluation	936	-
Other permanent differences	(78)	(5)
Provision for income taxes	$1,594	$877

The Company recognized income tax expense of $1,594,000, for an effective tax rate of 79.8%, in 2017 compared to $877,000, for an effective tax rate of 39.5%, in 2016. The effective income tax rates differed from the U.S. statutory federal income tax rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and changes in enacted tax rates.

The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017, as more fully discussed below. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. Tax expense was increased in the fourth quarter by a provisional $936,000 to reflect the Tax Act changes. The ultimate impact may differ from this provisional amount due to additional analysis, changes in interpretations and assumptions and additional regulatory guidance that may be issued. The provisional amount is expected to be finalized when the 2017 U.S. Corporate income tax return is filed in 2018.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE K - INCOME TAXES (continued)

Significant components of deferred taxes at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Dollars in thousands
Deferred tax assets relating to:
Allowance for loan losses	$556	$628
Stock options	15	23
Amortization of intangibles	1	7
Foreclosed asset basis differences	18	207
Unrealized loss on AFS securities	223	148
SERP liability	521	795
Nonaccrual loan interest	65	156
Net operating/economic loss carryforwards	811	1,984
Other	423	217

Total deferred tax assets	$2, 633	$4,165

Deferred tax liabilities relating to:
Prepaid expenses	$(55)	$(124)
Fixed assets	(326)	(444)
Fair value acquisition adjustments, net	(125)	(291)
Total deferred tax liabilities	(506)	(859)
Net recorded deferred tax asset	$2,127	$3,306

The Company evaluated the realization of the remaining gross deferred tax asset of $2.6 million and determined that it was more likely than not that the Company could recognize that asset in the future.

As of December 31, 2017, the Company had a total Net Operating Loss (NOL) carryforward of $3,425,000. The NOL originated in 2009 and can be carried forward for 20 years. It will begin expiring in 2029. As of December 31, 2017, the Bank had a total Net Economic Loss (NEL) carryforward of $3,875,000. The NEL originated in 2009 and can be carried forward for 15 years. It will begin expiring in 2024.

NOTE L - REGULATORY MATTERS

The Company is organized under the North Carolina Business Corporation Act, which prohibits the payment of a dividend if, after giving in effect, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the preferential rights of any preferred stockholders. In addition, because the Company is a bank holding company, the Federal Reserve may impose restrictions on our ability to pay cash dividends.

The Bank, as a North Carolina banking corporation, may pay cash dividends only if the distribution will not reduce the Company’s capital below applicable capital requirements. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure the bank’s financial soundness.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE L - REGULATORY MATTERS (continued)

The Company and Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional, discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Based on the most recent notification from its regulators, the Bank is well capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as prescribed by regulations, of total common equity Tier I and Tier I capital to risk-weighted assets and of Tier 1 capital to average assets.

Management believes, as of December 31, 2017 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s capital amounts and ratios are presented in the following table at December 31, 2017 and 2016:

	Actual		Minimum required for capital adequacy purposes		Required in Order to Be Well Capitalized Under PCA
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common equity tier 1 capital to risk weighted assets	$37,321	10.10%	$16,627	4.50%	$24,017	6.50%
Total capital to risk weighted assets	40,948	11.08%	29,560	8.00%	39,950	10.00%
Tier 1 capital to risk weighted assets	37,321	10.10%	22,170	6.00%	29,560	8.00%
Tier 1 capital to average assets	37,321	9.22%	16,196	4.00%	20,245	5.00%

December 31, 2016
Common equity tier 1 capital to risk weighted assets	$36,636	11.40%	$14,458	4.50%	$20,884	6.50%
Total capital to risk weighted assets	40,045	12.46%	25,703	8.00%	32,128	10.00%
Tier 1 capital to risk weighted assets	36,636	11.40%	19,277	6.00%	25,703	8.00%
Tier 1 capital to average assets	36,636	9.64%	15,201	4.00%	19,002	5.00%

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE M - OFF-BALANCE SHEET RISK AND COMMITMENTS

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2017 is as follows:

Financial instruments whose contract represents credit risk

December 31, 2017
Dollars in thousands
Undisbursed lines of credit	$67,109
Letters of credit	609
$67,718

NOTE N - FAIR VALUE MEASUREMENTS

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

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

Cash and Due from Banks, Interest-Earning Deposits with Banks, Certificates of Deposit with Banks and Federal Funds Sold

The carrying amounts for cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks and federal funds sold approximate fair value because of the short maturities of those instruments.

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

Financial Instruments with Off-Balance Sheet Risk

With regard to commitments to extend credit discussed in Note M, the fair value amounts are not material.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2017 and December 31 2016:

		Fair Value Measurements at December 31, 2017 using
Dollars in thousands	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		Level 1	Level 2	Level 3	Balance
ASSETS
Cash and due from banks	$5,409	$5,409	$-	$-	$5,409
Interest earning deposits with banks	3,647	3,647	-	-	3,647
Certificate of deposits with banks	1,498	-	1,519	-	1,519
Federal Home Loan Bank Stock	1,341	-	1,341	-	1,341
Securities available for sale	31,112	626	30,486	-	31,112
Net loans	345,080	-	-	345,370	345,370
Accrued interest receivable	1,078	-	1,078	-	1,078

LIABILITIES
Deposits	$340,653	$-	$330,672	$-	$330,672
Capital lease obligation	207	-	207	-	207
FHLB Advances	23,600	-	23,495	-	23,495
Long term subordinated debt	9,676	-	9,619	-	9,619
Accrued interest payable	292	-	292	-	292

		Fair Value Measurements at December 31, 2016 using
Dollars in thousands		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
ASSETS
Cash and due from banks	$8,063	$8,063	$-	$-	$8,063
Interest earning deposits with banks	18,086	18,086	-	-	18,086
Certificate of deposits with banks	1,498	-	1,498	-	1,498
Federal Home Loan Bank Stock	942	-	942	-	942
Securities available for sale	27,063	1,112	25,201	750	27,063
Net loans	305,099	-	-	305,714	305,714
Accrued interest receivable	945	-	945	-	945

LIABILITIES
Deposits	$318,665	$-	$311,464	$-	$311,464
Capital lease obligation	268	-	268	-	268
FHLB Advances	14,100	-	14,115	-	14,115
Long term subordinated debt	9,605	-	9,616	-	9,616
Accrued interest payable	287	-	287	-	287

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

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

Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques included use of option pricing models, discounted cash flow models and similar techniques. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities and municipal bonds. Securities classified as Level 3 include a corporate debt security and a common stock in a less liquid market. The value of the corporate debt security is determined via the going rate of a similar debt security if it were to enter the market at period end. The derived market value requires significant management judgment and is further substantiated by discounted cash flow methodologies. There have been no changes in valuation techniques for the quarter ended December 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
December 31, 2017
U.S. Government and federal agency	$11,276	$-	$11,276	$-
Mortgage-backed securities *	18,915	-	18,915	-
Municipal securities	295	-	295	-
Equity securities	626	626	-	-
Total	$31,112	$626	$30,486	$-

December 31, 2016
U.S. Government and federal agency	$6,543	$-	$6,543	$-
Mortgage-backed securities *	18,658	-	18,658	-
Corporate debt securities	750	-	-	750
Equity securities	1,112	1,112	-	-
Total	$27,063	$1,112	$25,201	$750

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored agencies such as FNMA and FHLMC.

The Company did not have any transfers between Levels 1, 2, or 3 during the years ended December 31, 2017 or 2016.

The tables below present the changes during the years ended December 31, 2017 and December 31, 2016 in the amount of Level 3 assets measured on a recurring basis.

	December 31, 2017	December 31, 2016
Dollars in thousands
Balance, beginning of year	$750	$750
Called securities	(750)	-
Balance, end of year	$-	$750

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At December 31, 2017, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.9 million and the fair value of the collateral method was used in the other twenty-nine loans totaling $4.2 million. At December 31, 2016, the discounted cash flows method was used in determining the fair value of ten loans totaling $3.3 million and the fair value of the collateral method was used in the other thirty-three loans totaling $3.8 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable assumptions will need to be used in assessing the value. When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the year ended December 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE N - FAIR VALUE MEASUREMENTS (Continued)

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows at December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$-	$1,768	$-	$2,829
Specific valuation allowance allocations	-	(248)	-	(914)
Carrying value of impaired loans after allocations	$-	$1,520	$-	$1,915

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

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the year ended December 31, 2017, there were not any re-measurements of foreclosed assets subsequent to foreclosure. For the year ended December 31, 2016, foreclosed assets with a carrying value of $974,000 were written down by $268,000 to $706,000.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
December 31, 2017
Foreclosed assets	$324	$-	$-	$324
Impaired loans	1,621	-	-	1,621
Total	$1,945	$-	$-	$1,945

December 31, 2016
Foreclosed assets	$1,011	$-	$-	$1,011
Impaired loans	1,915	-	-	1,915
Total	$2,926	$-	$-	$2,926

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
December 31, 2017
Impaired loans	$101	Discounted appraisals	Appraisal adjustments	20.00 – 25.00%	23.33%
	1,520	Discounted cash flows	Discount rate	4.75 – 8.50%	7.06%

Foreclosed assets	324	Discounted appraisals	Appraisal adjustments	15.00%	15.00%

December 31, 2016
Impaired loans	$1,915	Discounted cash flows	Discount rate	4.25 – 6.50%	5.89%
Foreclosed assets	1,011	Discounted appraisals	Appraisal adjustments	15.11 – 60.47%	30.75%

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE O - EMPLOYEE AND DIRECTOR BENEFITS

Employment Contracts

The Company has entered into employment agreements with certain of the Company’s executive officers to ensure a stable and competent management base. The agreements provide for a term of two years, but the agreements may be extended. The agreements provide for benefits as specified in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s rights to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

Supplemental Executive Retirement Plan (SERP Plan)

In August of 2007, the Board of Directors adopted a SERP Plan for the purpose of retaining the employment of certain senior officers. In January of 2014, the Board of Directors adopted a SERP Plan for the purpose of retaining the employment of the Company’s President and CEO. Participants in the SERP Plans and their level of participation, is determined by the Board of Directors. The SERP Plans provide for benefits as specified in the plans and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s rights to receive certain vested rights, including compensation. Benefits of the 2007 plan vest over a ten year period and benefits of the 2014 plan vest over a five year period beginning on the participants’ date of employment and are deferred until separation from employment by the participant. In the event of a change in control of the Company and in certain other events, as defined in the SERP Plans, the Company or any successor to the Company will be bound to the terms of the SERP Plans. At December 31, 2017 and December 31, 2016 respectively, the Company had an accrued liability of $2,230,000 and $2,209,000 for participants’ vested benefits. The Company recorded expenses totaling $153,000 and $133,000 in 2017 and 2016, respectively.

401(k) Plan

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. The Company makes matching contributions equal to 100 percent of the first four percent of an employee’s compensation contributed to the Plan, with matching contributions vesting under an established vesting plan. For the years ended December 31, 2017 and 2016, matching employer contributions to the Plan amounted to approximately $190,000 and $179,000 respectively. Administrative fees were $3,000 in 2017 and 2016.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE O - EMPLOYEE AND DIRECTOR BENEFITS (Continued)

Stock Option Plans

The Company has six share-based compensation plans in effect at December 31, 2017 and at December 31, 2016. The compensation cost charged against income for those plans was approximately $24,000 and $60,000 respectively for the years ended December 31, 2017 and December 31, 2016.

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

The options granted in 2005 under the 2005 Director Plan and the 2005 Employee Plan vest over a three-year period. The options granted in 2006 through 2015 under the 2005 Employee Plan vest over a four-year period. All unexercised options expire ten years after the date of grant. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2005 Employee Plan and the 2005 Director Plan expired in 2015 in accordance with their terms and no further options may be granted under these plans. Additionally, the Company granted 10,000 shares of restricted stock under the 2005 Employee Plan during the year ended December 31, 2014. The shares vested over a 3-year period.

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of December 31, 2017, there were 79,845 options outstanding from the converted plans with exercise prices ranging from $2.13 to $19.20.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	December 31, 2017	December 31, 2016
Dollars in thousands
Option Grants	$24	$49
Restricted Stock Grants	-	11
Total Compensation Expense	$24	$60

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE O - EMPLOYEE AND DIRECTOR BENEFITS (Continued)

A summary of option activity under the stock option plans as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	184,892	$6.67	5.40 years
Exercised	(3,738)	$3.36
Expired	(28,981)	$18.31
Forfeited	(1,000)	$4.91
Granted	-	$-
Outstanding, December 31, 2017	151,173	$4.54	5.27 years	$790,199

Exercisable, December 31, 2017	150,215	$4.53		$786,232

The approximate fair value of options vested over the years ended December 31, 2017 and 2016, respectively, was $37,000 and $79,000.

A summary of restricted stock activity during the twelve months ended December 31, 2017 and 2016 is presented below:

	December 31, 2017		December 31, 2016
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	3,334	$3.31	6,667	$3.31
Granted	-		-
Vested	(3,334)		(3,333)
Ending balance outstanding	-	-	3,334	$3.31

As of December 31, 2017 there was $1,000 of unrecognized compensation cost related to non-vested options granted under all of the Company equity compensation plans. That cost is expected to be recognized over a weighted average period of less than one year. The restricted stock cost was recognized in 2015, 2016 and 2017.

Upon exercise of the options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill obligations of the equity compensation plans.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE P – NONCONTROLLING INTEREST

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

In June 2013, the U.S. Treasury sold the warrant to private investors in a Dutch auction process. Following the reorganization of the Bank into Company, the right to acquire up to 86,957 shares of Bank common stock at a price of $6.90 per share was converted to the right to purchase the same number of shares of Company common stock. The warrant book value, $426,000 is recognized as Company stockholders’ equity. The warrant expires February 6, 2019.

In December of 2016, the Bank redeemed all 2,600 shares of its outstanding preferred stock. The terms of redemption included principal at a par value of $1,000 per share plus accrued dividends based on a 9% annual dividend rate.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE Q –SUBORDINATED DEBT

On October 13, 2016, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company issued and sold $10 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount.

The Notes have a stated maturity of October 15, 2026 and bear interest at a fixed rate of 6.9% per year, from and including October 13, 2016, to but excluding October 15, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears. From and including October 15, 2021, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per year equal to the then-current three-month LIBOR plus 571.8 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on or after October 13, 2021, and at any time upon the occurrence of certain events.

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE R – PARENT COMPANY FINANCIAL DATA

The following is a summary of the condensed financial statements of Carolina Trust BancShares, Inc.:

Condensed Balance Sheets

	December 31, 2017	December 31, 2016
Dollars in thousands
Assets
Cash and demand deposits	$263	$779
Investment in bank subsidiary	38,018	37,897
Other assets	667	12
Total assets	38,948	38,688

Liabilities and shareholders’ equity
Long term subordinated debt	9,676	9,605
Other liabilities	153	50
Total liabilities	9,829	9,655

Shareholders’ equity	29,119	29,033
Total liabilities and shareholders’ equity	$38,948	$38,688

Condensed Statements of Operations

	December 31, 2017	December 31, 2016
Dollars in thousands
Income:
Dividends from subsidiary	$718	$125
Total income	718	125

Expense
Interest expense	759	166
Other operating expense	390	164
Total expense	1,149	330
Loss before income taxes and equity in undistributed earnings Of subsidiary	(431)	(205)
Income tax benefit	(383)	(121)
Loss before equity in undistributed earnings of subsidiary	(48)	(84)
Equity in undistributed earnings of subsidiaries	452	1,425
Net income	404	1,341
Net income attributable to non-controlling interests	-	222
Net income available to common shareholders	$404	$1,119

Index
CAROLINA TRUST BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

NOTE R – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flow

	December 31, 2017	December 31, 2016
Dollars in thousands
Cash flows from operating activities
Net income	$404	$1,341
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(452)	(1,425)
Accretion of long term subordinated debt issuance costs	71	15
Increase in other assets	(656)	(12)
Increase in other liabilities	103	67
Net cash used in operating activities	(530)	(14)

Cash flows from investing activities
Investment in subsidiary	-	(8,800)
Net cash used in investing activities	-	(8,800)

Cash flows from financing activities
Net proceeds from issuance of common stock	14	3
Issuance of long-term subordinated debt	-	9,590
Net cash provided by financing activities	14	9,593
Net increase in cash and cash equivalents	(516)	779
Cash and cash equivalents at beginning of year	779	-
Cash and cash equivalents at end of year	$263	$779

The share exchange of all of the Bank’s common stock for the Company’s common stock on August 16, 2016 was a non-cash investment in the Bank by the Company.

Index
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organization’s (“COSO”) 2013 Internal Control Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

Date: March 27, 2018	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer (principal executive officer)

Date: March 27, 2018	/s/ Edwin E. Laws
Edwin E. Laws
EVP and Chief Financial Officer (principal financial officer)

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Index
Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to, among others, its principal executive officer and principal financial officer. The Company’s Code of Ethics is available to any person, without charge, upon written request submitted to Ms. Sue S. Stamey, Corporate Secretary, Carolina Trust Bank, 901 East Main Street, Lincolnton, North Carolina 28092.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2017.

	Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	151,173	$4.54	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	151,173	$4.54	-0-

Index
A description of the Company’s equity compensation plans is presented in Note O to the Company’s consolidated financial statements included under Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Company’s Annual Report to security holders for the fiscal year ended December 31, 2017, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None.

3.	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

Index
INDEX TO EXHIBITS

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.01	Agreement and Plan of Reorganization and Share Exchange dated March 30, 2016 between the Company and the Bank	8-K12G3	2.01	08/16/16	000-55683

3.01	Articles of Incorporation of the Company	8-K12G3	3.01	08/16/16	000-55683

3.02	Bylaws of the Company, as amended	8-K	3.01	02/02/18	000-55683

4.01	Form of Common Stock Certificate			Filed herewith

4.02	Form of Warrant to Purchase Common Stock of Carolina Trust Bank dated June 12, 2013	8-K12G3	4.01	08/16/16	000-55683

10.01	Employment Agreement dated January 2, 2014 with Jerry L. Ocheltree (management contract)	8-K12G3	10.01	08/16/16	000-55683

10.02	Amendment One to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (management contract)	8-K12G3	10.02	08/16/16	000-55683

10.03	Amendment Two to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (management contract)	8-K12G3	10.03	08/16/16	000-55683

10.04	Employment Agreement dated May 25, 2016 with Edwin E. Laws (management contract)	8-K12G3	10.04	08/16/16	000-55683

10.05	Employment Agreement dated June 6, 2006 with Richard M. Rager (management contract)	8-K12G3	10.05	08/16/16	000-55683

10.06	Amendment One to Employment Agreement with Richard M. Rager dated November 1, 2007 (management contract)	8-K12G3	10.06	08/16/16	000-55683

10.07	Amendment Two to Employment Agreement with Richard M. Rager dated December 1, 2008 (management contract)	8-K12G3	10.07	08/16/16	000-55683

10.08	Amendment Three to Employment Agreement with Richard M. Rager dated March 1, 2014 (management contract)	8-K12G3	10.08	08/16/16	000-55683

10.09	Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated January 1, 2014. (management contract)	8-K12G3	10.09	08/16/16	000-55683

10.10	Supplemental Executive Retirement Plan adopted as of August 1, 2007 (compensatory plan)	8-K12G3	10.10	08/16/16	000-55683

10.11	Carolina Trust Bank 2001 Incentive Stock Option Plan (compensatory plan)	8-K12G3	10.11	08/16/16	000-55683

Index
10.12	Carolina Trust Bank 2005 Incentive Stock Option Plan (compensatory plan)	8-K12G3	10.12	08/16/16	000-55683

10.13	Carolina Trust Bank 2005 Nonstatutory Stock Option Plan (compensatory plan)	8-K12G3	10.13	08/16/16	000-55683

10.14	Carolina Commerce Bank Employee Stock Option Plan (compensatory plan)	8-K12G3	10.14	08/16/16	000-55683

10.15	Carolina Commerce Bank Director Stock Option Plan (compensatory plan)	8-K12G3	10.15	08/16/16	000-55683

13	Annual Report to Security Holders (1)			Furnished herewith

21.01	List of the Company’s Subsidiaries			Filed herewith

23.01	Consent of Dixon Hughes Goodman LLP			Filed herewith

31.01	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer			Filed herewith

31.02	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer			Filed herewith

32.01	Section 1350 Certifications			Furnished herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
				Filed herewith

(1) This exhibit shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liability of that section, or deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expresely set forth by specific reference in such a filing.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Ocheltree	March 27, 2018
Jerry L. Ocheltree, President, Chief Executive Officer, and Director (principal executive officer)

/s/ Edwin E. Laws	March 27, 2018
Edwin E. Laws, EVP and Chief Financial Officer (principal financial and accounting officer)

/s/ Bryan Elliot Beal	March 27, 2018
Bryan Elliot Beal, Director

/s/ Scott Craig Davis	March 27, 2018
Scott Craig Davis, Director

/s/Johnathan L. Rhyne, Jr.	March 27, 2018
Johnathan L. Rhyne, Jr. Director

/s/ Frederick P. Spach, Jr.	March 27, 2018
Frederick P. Spach, Jr., Director

/s/ Ralph N. Strayhorn, III.	March 27, 2018
Ralph N. Strayhorn, III, Director

/s/ Jim R. Watson	March 27, 2018
Jim R. Watson, Director