Form 10-Q
period 2018-03-31
Carolina Trust BancShares, Inc.
filed 2018-05-14
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2018 was 6,970,987.

Part I. FINANCIAL INFORMATION
Item 1 –  Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017*
Assets
Cash and due from banks	$12,758	$5,409
Interest-earning deposits with banks	17,740	3,647
Cash and cash equivalents	30,498	9,056

Certificates of deposit with banks	1,498	1,498
Investment securities available for sale, at fair value (amortized cost $30,016 and $32,067)	29,198	31,112
Equity securities	664	-
Federal Home Loan Bank stock, at cost	1,560	1,341
Loans	367,039	348,679
Less: Allowance for loan and lease losses	(3,780)	(3,599)
Net Loans	363,259	345,080

Bank-owned life insurance	7,247	7,197
Accrued interest receivable	1,092	1,078
Bank premises, equipment and software	6,360	6,466
Foreclosed assets	2,215	789
Core deposit intangible, net of accumulated amortization of $720 and $711 at March 31, 2018 and December 31, 2017, respectively	64	73
Other assets	2,955	2,928
Total Assets	$446,610	$406,618

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$55,309	$49,199
Interest-earning demand deposits	119,884	115,396
Savings	23,441	22,066
Time deposits	174,268	153,992
Total deposits	372,902	340,653

Capital lease obligation	191	207
Federal Home Loan Bank advances	28,100	23,600
Long term debt	2,993	-
Long term subordinated debt	9,695	9,676
Accrued interest payable	501	292
Other liabilities	2,849	3,071
Total liabilities	417,231	377,499

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 4,660,987 and 4,657,880 shares issued and outstanding	11,652	11,645
Additional paid-in capital	13,017	13,008
Retained earnings	4,910	4,772
Accumulated other comprehensive loss	(626)	(732)
Total stockholders’ equity	29,379	29,119
Total Liabilities and Stockholders’ Equity	$446,610	$406,618

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2017 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Interest Income
Interest on investment securities and cash	$249	$217
Interest and fees on loans	4,578	3,860
Total interest income	4,827	4,077

Interest Expense
Interest expense non-maturity deposits	146	75
Interest expense time deposits	608	508
Interest expense borrowed funds	110	45
Interest expense capital lease	4	5
Interest expense debt	1	-
Interest expense on subordinated debt	191	190
Total interest expense	1,060	823
Net interest income	3,767	3,254
Loan loss provision	252	151
Net interest income after loan loss provision	3,515	3,103

Noninterest income
Overdraft fees on deposits	140	84
Interchange fee income	46	20
Service charges on deposits	15	14
Mortgage fee income	15	16
Customer service fees	15	13
ATM income	6	6
Bank-owned life insurance income	49	36
Unrealized gain on equity securities	38	-
Other income	6	4
Total noninterest income	330	193

Noninterest expense
Salaries & benefits expense	1,863	1,743
Occupancy expense	228	204
Furniture, fixture & equipment expense	157	140
Data processing expense	202	268
Office supplies expense	20	20
Professional fees	111	106
Advertising and marketing	32	35
Insurance	94	73
Foreclosed asset expense, net	26	40
Loan expense	28	37
Stockholder expense	34	58
Directors fees and expenses	74	70
Telephone expense	71	70
Core deposit intangible amortization expense	9	12
Other operating expense	147	101
Total noninterest expense	3,096	2,977
Pre-tax income	749	319
Income tax expense	168	108
Net income	$581	$211

Earnings per share
Basic earnings per common share	$0.12	$0.05
Diluted earnings per common share	$0.12	$0.04
Weighted average common shares outstanding	4,660,325	4,654,386
Diluted average common shares outstanding	4,764,274	4,734,010

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$581	$211

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	(440)	166
Deferred income tax benefit (expense)	103	(61)
Total other comprehensive income (loss)	(337)	105

Total comprehensive income	$244	$316

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	2018 Shares Outstanding	March 31, 2018	2017 Shares Outstanding	March 31, 2017

Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,657,880	11,645	4,650,808	11,627
Exercise of stock options	3,107	7	738	2
Restricted stock vesting	-	-	3,334	8
Balance, end of period	4,660,987	11,652	4,654,880	11,637

Additional paid-in capital
Balance, beginning of year		13,008		12,988
Stock-based compensation		1		9
Exercise of stock options		8		1
Restricted stock vesting		-		(8)
Balance, end of period		13,017		12,990

Retained earnings
Balance, beginning of year		4,772		4,241
Net income		581		211
Reclassification of loss on equity securities		(443)		-
Balance, end of period		4,910		4,452

Accumulated other comprehensive income (loss)
Balance, beginning of year		(732)		(249)
Reclassification of loss on equity securities		443		-
Other comprehensive income		(337)		105
Balance, end of period		(626)		(144)

Total stockholders’ equity		$29,379		$29,361

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$581	$211
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	252	151
Depreciation and amortization of bank premises, equipment and software	115	93
Accretion of loan fair value adjustments related to acquisition	(1)	(4)
Net amortization of bond premiums/discounts	33	41
Amortization of long term subordinated debt issuance costs	19	17
Unrealized gain on equity securities	(38)	-
Amortization of core deposit intangible	9	12
Stock compensation expense	1	9
Increase in value of life insurance contracts	(49)	(36)
Net losses and impairment write-downs on foreclosed assets	-	12
Deferred tax provision	(22)	266
Decrease (increase) in other assets	98	(183)
Decrease (increase) in accrued interest receivable	(14)	55
Increase in accrued interest payable	209	134
Decrease in other liabilities	(222)	(414)
Net cash and cash equivalents provided by operating activities	971	364

Cash flows from investing activities
Net increase in loans	(19,856)	(3,186)
Proceeds from sale of foreclosed assets	-	119
Net purchases of bank premises, equipment and software	(9)	(431)
Purchase of Bank-owned life insurance	-	(5,500)
Purchase of available for sale securities	-	(1,284)
Proceeds from maturities, calls and pay-downs of available for sale securities	814	1,748
Purchase of Federal Home Loan Bank stock	(219)	(122)
Net cash and cash equivalents used in investing activities	(19,270)	(8,656)

Cash flows from financing activities
Increase in deposits	32,249	4,514
Increase in Federal Home Loan Bank advances	4,500	3,000
Payment of capital lease obligation	(16)	(15)
Issuance of loan term debt	2,993	-
Net proceeds from issuance of common stock	15	3
Net cash and cash equivalents provided by financing activities	39,741	7,502
Net increase (decrease) in cash and cash equivalents	21,442	(790)

Cash and cash equivalents, beginning	9,056	26,149
Cash and cash equivalents, ending	$30,498	$25,359

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$70	$-
Cash paid during the period for interest	$851	$538

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$(337)	$105
Transfer of loans to foreclosed assets	$1,426	$-

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)	Presentation of Financial Statements

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2017 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with the Annual Report.

(2)	Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall, Subtopic 825-10 (“ASU 2016-01”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The fair value measurement based on an exit price assumes that an asset or liability is exchanged in an orderly transaction between market participants to sell the asset or transfer the liability at the measurement date under current market conditions.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either: (a) in the principal market for the asset or liability, or (2) in the absence of a principal market, in the most advantageous market for the asset or liability.  The company has adopted the standard and applied the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the 2018 fiscal year. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of January 1, 2018.  The Company is now reporting unrealized gains and losses of its marketable equity securities in income as compared to the previous method of reporting through other comprehensive income.  The nonmarketable equity securities that do not have readily determinable values were previously recorded at cost.  Following implementation, these securities, primarily Federal Home Loan Bank, or FHLB, stock, are recorded at cost less any impairment, plus or minus any observable changes in price resulting from transactions for similar or identical investments of the same issuer.  The unrealized loss on equity securities in accumulated other comprehensive income in the amount of $443,000 was reclassified to retained earnings on January 1, 2018.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under existing guidance. This analysis may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company adopted this standard in 2018 using the full retrospective approach.  The majority of the Company’s revenues are generated from financial instruments which are not within the scope of this standard.  Management has evaluated the impact for its various other revenue streams including the following:  deposit account fees and service charges; other fees such as wire services and check cashing services; ATM surcharges; card related fees; and gains and losses from sales of foreclosed properties and fixed assets.  This evaluation led management to conclude that this standard does not materially impact its financial statements.  Additionally, based on underlying contracts, this standard requires the Company to report costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such costs were reported as check card expenses. For the three months ended March 31, 2018, gross interchange fees totaled $121,000 and related costs totaled $75,000. In the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, we reported on a net basis $46,000 as interchange fee income. For the three months ended March 31, 2017, gross interchange fees totaled $119,000 and related costs totaled $99,000. In the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017, we reported on a net basis $20,000 as interchange fee income..

In February 2016, the FASB issued ASU 2016-02, Leases, which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, includ-ing interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  Currently the Company has several multi-year property leases for which reporting will be impacted by this standard.  At the end of 2017, four of our locations have operating leases that expire in 2019 with aggregate payments totaling $157,000.  If the new standard were in effect, an asset and a liability for the present value of payments would be recognized.  Similarly, other property leases expire in 2020 and 2021 that have payments totaling $126,000 and $159,000, respectively.

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

(3)	Earnings Per Share

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes earnings per share and the shares utilized in the computations for the three months ended March 31, 2018 and 2017, respectively:

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Three months ended March 31, 2018
Basic earnings per common share	$581	4,660,325	$0.12
Effect of dilutive stock securities		80,735
Effect of dilutive stock warrants		23,214
Diluted earnings per common share	$581	4,764,274	$0.12

Three months ended March 31, 2017
Basic earnings per common share	$211	4,654,386	$0.05
Effect of dilutive stock securities		69,702
Effect of dilutive stock warrants		9,922
Diluted earnings per common share	$211	4,734,010	$0.04

For the three months ended March 31, 2018, there were 500 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. For the three months ended March 31, 2017, there were 41,481 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price of the Company’s common stock for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

(4)	Fair Value Measurements

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. These fair value estimates are made at each reporting date, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The methodologies for financial assets and financial liabilities are discussed below:

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Investment Securities

Fair value for investment securities equals the quoted market price if such information is available. If a quoted market price is not available in active markets for identical securities (level 1), fair value may be estimated using observable inputs such as quoted prices for similar securities, interest rates and yield curves, implied volatilities and credit spreads (level 2).  Otherwise, unobservable inputs such as independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating on similar securities, prepayment assumptions and other factors such as credit loss assumptions (level 3).  The fair value would be based on an exit price between market participants that may include adjustments for liquidity and credit.

Loans

The fair value of loans is estimated based on exit price. These cash flows include assumptions for prepayment estimates over each loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of each portfolio and a credit risk component based on the historical and expected performance of each portfolio. The calculation also includes market liquidity and credit adjustments.  These valuations are not comparable with the fair values disclosed for December 31, 2017 which were based on an entrance price basis.

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

Capital Lease Obligation, Advances from the Federal Home Loan Bank, Long Term Debt and Long Term Subordinated Debt

The fair value of borrowings is based upon discounted expected cash flows using current rates at which borrowings of similar maturity could be obtained.

Financial Instruments with Off-Balance Sheet Risk

With regard to commitments to extend credit discussed in Note 9, the fair value amounts are not material.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2018 and December 31, 2017:

		Fair Value Measurements at March 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$12,758	$12,758	$-	$-	$12,758
Interest-earning deposits with banks	17,740	17,740	-	-	17,740
Certificates of deposit with banks	1,498	-	1,493	-	1,493
Federal Home Loan Bank stock	1,560	-	1,560	-	1,560
Investment securities available for sale	29,198	-	29,198	-	29,198
Equity securities	664	664	-	-	664
Net loans	363,259	-	-	354,838	354,838
Accrued interest receivable	1,092	-	1,092	-	1,092

LIABILITIES
Deposits	$372,902	$-	$357,749	$-	$357,749
Capital lease obligation	191	-	191	-	191
Federal Home Loan Bank Advances	28,100	-	27,904	-	27,904
Long term debt	2,993	-	3,000	-	3,000
Long term subordinated debt	9,695	-	9,449	-	9,449
Accrued interest payable	501	-	501	-	501

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$5,409	$5,409	$-	$-	$5,409
Interest-earning deposits with banks	3,647	3,647	-	-	3,647
Certificates of deposit with banks	1,498	-	1,519	-	1,519
Federal Home Loan Bank stock	1,341	-	1,341	-	1,341
Investment securities available for sale	31,112	626	30,486	-	31,112
Net loans	345,080	-	-	345,370	345,370
Accrued interest receivable	1,078	-	1,078	-	1,078

LIABILITIES
Deposits	$340,653	$-	$330,672	$-	$330,672
Capital lease obligation	207	-	207	-	207
Federal Home Loan Bank Advances	23,600	-	23,495	-	23,495
Long term subordinated debt	9,676	-	9,619	-	9,619
Accrued interest payable	292	-	292	-	292

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market.  Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.   There have been no changes in valuation techniques for the quarter ended March 31, 2018. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2018
U.S. Government and federal agency	$10,936	$-	$10,936	$-
Mortgage-backed securities*	17,975	-	17,975	-
Municipal securities	287	-	287	-
Equity securities	664	664	-	-
Total	$29,862	$664	$29,198	$-

December 31, 2017
U.S. Government and federal agency	$11,276	$-	$11,276	$-
Mortgage-backed securities*	18,915	-	18,915	-
Municipal securities	295	-	295	-
Equity securities	626	626	-	-
Total	$31,112	$626	$30,486	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended March 31, 2018 and December 31, 2017.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At March 31, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.8 million and the fair value of the collateral method was used in the other twenty-three loans totaling $2.6 million. At December 31, 2017, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.9 million and the fair value of the collateral method was used in the other twenty-nine loans totaling $4.2 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the period ended March 31, 2018. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the three months ended March 31, 2018 and 2017.

	March 31, 2018		March 31, 2017
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$-	$1,873	-	$2,728
Specific valuation allowance allocations	-	(255)	-	(900)
Carrying value of impaired loans after allocations	$-	$1,618	-	$1,828

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of foreclosed assets are classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the period ended March 31, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the period ended March 31, 2018, there were no re-measurements of foreclosed assets subsequent to foreclosure. For the period ended March 31, 2017, foreclosed assets with a carrying value of $889,000 were written down by $9,000 to $880,000.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2018
Foreclosed assets	$978	$-	$-	$978
Impaired loans	1,618	-	-	1,618
Total	$2,596	$-	$-	$2,596

December 31, 2017
Foreclosed assets	$324	$-	$-	$324
Impaired loans	1,621	-	-	1,621
Total	$1,945	$-	$-	$1,945

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
March 31, 2018
Impaired loans	$1,618	Discounted cash flows	Discount rate	4.75% - 8.50%	7.02%
Foreclosed assets	978	Discounted appraisals	Appraisal adjustments	15%	15%

December 31, 2017
Impaired loans	$101	Discounted appraisals	Appraisal adjustments	20.00 – 25.00%	23.33%
	1,520	Discounted cash flows	Discount rate	4.75 – 8.50%	7.06%

Foreclosed assets	324	Discounted appraisals	Appraisal adjustments	15.00%	15.00%

(5)	Investment Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Available for sale securities
U.S. Government and federal agency	$11,243	$7	$(314)	$10,936
Mortgage-backed securities *	18,477	35	(537)	17,975
Municipal securities	296	-	(9)	287
Total available for sale securities	$30,016	$42	$(860)	$29,198

December 31, 2017
U.S. Government and federal agency	$11,424	$11	$(159)	$11,276
Mortgage-backed securities *	19,142	61	(288)	18,915
Municipal securities	297	-	(2)	295
Equity securities	1,204	-	(578)	626
	$32,067	$72	$(1,027)	$31,112

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government-sponsored enterprises FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available-for-sale (excluding marketable equity securities) at March 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$1	$1
Due after one but within five years	7,184	7,013
Due after five but within ten years	6,875	6,696
Due after ten years	15,956	15,488
	$30,016	$29,198

The following table details unrealized losses and related fair values in the Company’s investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017, respectively.

	Temporarily Impaired Securities in AFS Portfolio

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
March 31, 2018
Available for sale securities
U.S. Government and federal agency	$8,888	$(233)	$1,887	$(81)	$10,775	$(314)
Mortgage-backed securities *	5,577	(105)	9,980	(432)	15,557	(537)
Municipal Securities	287	(9)	-	-	287	(9)
Total temporarily impaired securities	$14,752	$(347)	$11,867	$(513)	$26,619	$(860)

December 31, 2017
U.S. Government and federal agency	$7,101	$(88)	$2,008	$(71)	$9,109	$(159)
Mortgage-backed securities *	5,472	(38)	10,560	(250)	16,032	(288)
Municipal securities	295	(2)	-	-	295	(2)
Equity securities	626	(577)	-	(1)	626	(578)
Total temporarily impaired securities	$13,494	$(705)	$12,568	$(322)	$26,062	$(1,027)

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government-sponsored enterprises FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2018, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses on debt securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Most of the unrealized loss on the equity security occurred after the issuer of the security reported decreased second-quarter earnings due to several factors and indicated there may be a reduction in the dividend that is paid monthly.  Management analyzed the issuer data from public filings, reviewed transcripts of earnings discussions, and assessed whether the decline in value was other than temporary.

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality for the debt securities and due to financial position, financial performance, and management of the equity issuer.  Accordingly, as of March 31, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $1.0 million at March 31, 2018 were pledged to secure public funds. The Company had no sales of securities during the three month periods ended March 31, 2018 and March 31, 2017.

(6)	Loans

The following is a summary of loans at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$8,208	2.24%	$7,242	2.08%
Commercial ADC	27,369	7.46%	24,364	6.99%
Farmland	5,621	1.53%	5,392	1.55%
Multifamily	13,138	3.58%	11,967	3.43%
Owner occupied	93,394	25.45%	84,808	24.32%
Non-owner occupied	85,839	23.39%	79,549	22.81%
Total commercial real estate	233,569	63.65%	213,322	61.18%

Commercial
Commercial and industrial	42,667	11.62%	47,032	13.49%
Agriculture	379	0.10%	415	0.12%
Other	1,406	0.38%	1,420	0.40%
Total commercial	44,452	12.10%	48,867	14.01%

Residential mortgage
First lien, closed-end	50,453	13.75%	47,936	13.75%
Junior lien, closed-end	785	0.21%	1,123	0.32%
Total residential mortgage	51,238	13.96%	49,059	14.07%

Home equity lines	33,856	9.22%	33,672	9.66%
Consumer – other	3,924	1.07%	3,759	1.08%

Total loans	$367,039	100.00%	$348,679	100.00%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, Iredell, and Rowan Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	March 31, 2018	December 31, 2017
Dollars in thousands
Commercial real estate
Commercial ADC	$4	$5
Owner occupied	991	2,031
Non-owner occupied	7	28
Total commercial real estate	1,002	2,064
Commercial
Commercial and industrial	-	25
Total commercial	-	25
Residential mortgage:
First lien, closed end	80	86
Junior lien, closed end	6	455
Total residential mortgage	86	541
Home equity lines	32	34
Consumer – other	5	-
Total non-accrual loans	$1,125	$2,664

Interest foregone on non-accrual loans was approximately $15,000 for the three months ended March 31, 2018 and $14,000 for the three months ended March 31, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
March 31, 2018
Commercial real estate:
Residential ADC	$-	$-	$-	$8,208	$8,208	$-
Commercial ADC	16	-	16	27,353	27,369	-
Farmland	-	-	-	5,621	5,621	-
Multifamily	-	-	-	13,138	13,138	-
Owner occupied	60	980	1,040	92,354	93,394	-
Non-owner occupied	140	-	140	85,699	85,839	-
Total commercial real estate	216	980	1,196	232,373	233,569	-
Commercial:
Commercial and industrial	109	-	109	42,558	42,667	-
Agriculture	-	-	-	379	379	-
Other	-	-	-	1,406	1,406	-
Total commercial	109	-	109	44,343	44,452	-
Residential mortgage:
First lien, closed end	-	52	52	50,401	50,453	-
Junior lien, closed-end	-	-	-	785	785	-
Total residential mortgage	-	52	52	51,186	51,238	-
Home equity lines	112	-	112	33,744	33,856	-
Consumer – other	4	-	4	3,920	3,924	-
Total loans	$441	$1,032	$$1,473	$365,566	$367,039	-

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2017
Commercial real estate:
Residential ADC	$-	$-	$-	$7,242	$7,242	$-
Commercial ADC	-	-	-	24,364	24,364	-
Farmland	-	-	-	5,392	5,392	-
Multifamily	-	-	-	11,967	11,967	-
Owner occupied	254	2,018	2,272	82,536	84,808	-
Non-owner occupied	144	-	144	79,405	79,549	-
Total commercial real estate	398	2,018	2,416	210,906	213,322	-
Commercial:
Commercial and industrial	-	25	25	47,007	47,032	-
Agriculture	-	-	-	415	415	-
Other	-	-	-	1,420	1,420	-
Total commercial	-	25	25	48,842	48,867	-
Residential mortgage:
First lien, closed end	50	135	185	47,751	47,936	79
Junior lien, closed-end	-	449	449	674	1,123	-
Total residential mortgage	50	584	634	48,425	49,059	79
Home equity lines	200	3	203	33,469	33,672	3
Consumer – other	10	-	10	3,749	3,759	-
Total loans	$658	$2,630	$3,288	$345,391	$348,679	$82

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

At March 31, 2018 there were no loans past due 90 days or more, which were still accruing interest.  There were two loans totaling $82,000 past due 90 days or more and still accruing interest at December 31, 2017.

Impaired loans

Impaired loans are set forth in the following tables.

March 31, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	2,531	2,388	143	1
Non-owner occupied	7	7	-	-
Total commercial real estate	2,542	2,399	143	1
Commercial
Commercial and industrial	715	-	715	149
Residential mortgage
First lien, closed-end	939	80	800	24
Junior lien, closed- end	426	213	213	79
Total residential mortgage	1,365	293	1,013	103
Home equity lines	151	106	-	-
Consumer – other	6	4	2	2
Total loans	$4,779	$2,802	$1,873	$255

December 31, 2017
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	3,721	3,591	-	-
Non-owner occupied	28	28	-	-
Total commercial real estate	3,753	3,623	-	-
Commercial
Commercial and industrial	766	25	741	144
Residential mortgage
First lien, closed-end	1,040	165	811	24
Junior lien, closed- end	884	670	215	79
Total residential mortgage	1,924	835	1,026	103
Home equity lines	151	106	-	-
Consumer – other	1	-	1	1
Total loans	$6,595	$4,589	$1,768	$248

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	3 months ended March 31, 2018		3 months ended March 31, 2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$2	$-	$1,829	$-
Farmland	-	-	42	-
Multifamily	-	-	150	-
Owner occupied	1,531	23	2,143	28
Non-owner occupied	9	-	35	-
Total commercial real estate	1,542	23	4,199	28
Commercial
Commercial and industrial	370	12	1,900	16
Residential mortgage
First lien, closed-end	463	18	1,332	16
Junior lien, closed- end	329	7	-	-
Total residential mortgage	792	25	1,332	16
Home equity lines	52	1	138	2
Consumer – other	2	-	2	-
Total loans	$2,758	$61	$7,571	$62

Troubled Debt Restructurings

As of March 31, 2018, eleven loans totaling $4,096,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. A sold participation loan of $704,000 that was related to one of these troubled debt restructurings was repurchased from the participating bank in May 2017.  This repurchase increased our carrying value by $704,000.  The borrower has made scheduled payments since 2014, and the loan is accruing interest.  Ten loans totaling $4,163,000 were identified as troubled debt restructurings and considered impaired at December 31, 2017, none of which had unfunded commitments.

Of the eleven loans identified as troubled debt restructurings at March 31, 2018, nine loans totaling $3,338,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2017, nine loans totaling $3,398,000 were accruing interest.

For the three months ended March 31, 2018, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended March 31, 2018
Dollars in thousands	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment
Extended payment terms
Consumer - other	1	$2	$2
Total	1	$2	$2
Grand Total	1	$2	$2

For the three months ended March 31, 2017, there were no concessions made on newly restructured loans.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2018 and March 31, 2017.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2018 and 2017.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
March 31, 2018			(Dollars in thousands)
Extended payment terms	-	$-	1	$2	-	$-	-		$-
Forgiveness of principal	-	-	2	426	-	-
Total	-	$-	3	$428	-	$-		$

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
March 31, 2017			(Dollars in thousands)
Other	-	$-	1	$370	-	$-	-	$-
Total	-	$-	1	$370	-	$-	-	$-

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the credit risk profile by internally assigned risk grades.

March 31, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$8,208	$-	$-	$-	$-
Commercial ADC	26,893	472	4	-	-
Farmland	5,621	-	-	-	-
Multifamily	13,138	-	-	-	-
Owner occupied	91,233	1,027	1,134	-	-
Non-owner occupied	84,859	840	140	-	-
Total commercial real estate	229,952	2,339	1,278	-	-
Commercial:
Commercial and industrial	41,203	1,081	383	-	-
Agriculture	379	-	-	-	-
Other	1,406	-	-	-	-
Total commercial	42,988	1,081	383	-	-
Residential mortgage:
First lien, closed-end	49,919	454	80	-	-
Junior lien, closed-end	353	426	6	-	-
Total residential mortgage	50,272	880	86	-	-
Home equity lines	32,233	1,504	119	-	-
Consumer – other	3,762	157	5	-	-
Total	$359,207	$5,961	$1,871	$-	$-

December 31, 2017
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$7,242	$-	$-	$-	$-
Commercial ADC	23,883	477	4	-	-
Farmland	5,392	-	-	-	-
Multifamily	11,967	-	-	-	-
Owner occupied	81,584	1,049	2,175	-	-
Non-owner occupied	78,531	855	163	-	-
Total commercial real estate	208,599	2,381	2,342	-	-
Commercial:
Commercial and industrial	45,480	1,130	422	-	-
Agriculture	415	-	-	-	-
Other	1,420	-	-	-	-
Total commercial	47,315	1,130	422	-	-
Residential mortgage:
First lien, closed-end	47,257	513	166	-	-
Junior lien, closed-end	239	-	884	-	-
Total residential mortgage	47,496	513	1,050	-	-
Home equity lines	32,005	1,543	124	-	-
Consumer – other	3,596	162	1	-	-
Total	$339,011	$5,729	$3,939	$-	$-

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company’s loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company’s loan analysis and grading program.  The look-back period is a weighted twenty quarter period.

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses of $252,000 and $151,000 for the quarters ended March 31, 2018 and 2017, respectively.  Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
March 31, 2018
Commercial real estate	$2,260	$246	$(50)	$3	$2,459
Commercial and industrial	634	(14)	(25)	2	597
Residential mortgage	505	22	-	-	527
Consumer	200	(2)	(4)	3	197
Total	$3,599	$252	$(79)	$8	$3,780

March 31, 2017
Commercial real estate	$1,607	$82	$-	$3	$1,692
Commercial and industrial	1,171	(39)	-	-	1,132
Residential mortgage	427	83	(66)	-	444
Consumer	188	25	(12)	2	203
Total	$3,393	$151	$(78)	$5	$3,471

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The allocation of the allowance for loan losses for March 31, 2018 and December 31, 2017 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
March 31, 2018
Commercial real estate	$1	$2,458	$2,459
Commercial and industrial	149	448	597
Residential mortgage	103	424	527
Consumer	2	195	197
Total	$255	$3,525	$3,780

December 31, 2017
Commercial real estate	$-	$2,260	$2,260
Commercial and industrial	144	490	634
Residential mortgage	103	402	505
Consumer	1	199	200
Total	$248	$3,351	$3,599

The Company’s recorded investment in loans as of March 31, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	March 31, 2018		December 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,542	$231,027	$3,623	$209,699
Commercial and industrial	715	43,737	766	48,101
Residential mortgage	1,311	49,927	1,861	47,198
Consumer and home equity lines	106	37,674	107	37,324
Total	$4,674	$362,365	$6,357	$342,322

At March 31, 2018, the Company had pre-approved but unused lines of credit totaling $71.6 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

A summary of related party loan activity as of March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Dollars in thousands
Balance, beginning of year	$1,740	$2,043
Loan disbursements	70	33
Loan repayments	(1,143)	(98)
Balance, end of quarter	$667	$1,978

At March 31, 2018 and 2017, the Company had pre-approved but unused lines of credit totaling $286,000 and $364,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $2,603,000 and $1,614,000 at March 31, 2018 and 2017, respectively.

(7)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three month periods ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Dollars in thousands
Balance, beginning of year	$789	$1,011
Additions	1,426	-
Proceeds from sale	-	(119)
Valuation adjustments	-	(9)
Losses on sales	-	(3)
Balance, end of quarter	$2,215	$880

The Company has two foreclosed residential real estate properties totaling $645,000 as of March 31, 2018.

The company did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2018.

(8)	Stock Option Plans

The Company has six share-based compensation plans in effect at March 31, 2018 and March 31, 2017. The compensation cost charged against income for those plans was approximately $1,000 and $9,000 respectively for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

During 2005 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2005 Employee Plan”) and a Non-statutory Stock Option Plan (the “2005 Director Plan”). The 2005 Employee Plan makes available options to purchase 72,389 shares of the Company’s common stock and the 2005 Director Plan makes available 73,527 shares of the Company’s common stock, for an aggregate number of common shares reserved under these plans of 145,916. The exercise price of all options granted to date under these plans range from $2.13 to $12.25.

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

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of December 31, 2017, there were 79,845 options outstanding from the converted plans with exercise prices ranging from $2.13 to $10.40.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Dollars in thousands
Option Grants	$1	$9
Restricted Stock Grants	-	-
Total compensation expense	$1	$9

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

A summary of option activity under the stock option plans as of March 31, 2018 and changes during the three-month period ended March 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	151,173	$4.54	2.26 years
Exercised	(3,107)	4.84
Expired	(11,500)	12.25
Forfeited	-	-
Granted	-	-
Outstanding, March 31, 2018	136,566	$3.88	2.08 years	$740,177

Exercisable, March 31, 2018	135,608	$3.87		$736,460

There were no options vested or granted during the three months ended March 31, 2018.  As of March 31, 2018 there was no unrecognized compensation cost related to non-vested options granted under all of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three months ended March 31, 2018.

A summary of restricted stock activity during the three months ended March 31, 2017 is presented below:

	Three Months Ended March 31, 2017
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	3,334	$3.31
Granted	-
Vested	(3,334)
Ending balance outstanding	-	$-

Upon exercise of the options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares on the open market to fulfill obligations of the equity compensation plans.

(9)	Off-Balance Sheet Risk and Commitments

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of March 31, 2018 is as follows:

Financial instruments whose contract represents credit risk

March 31, 2018
Dollars in thousands
Undisbursed lines of credit	$71,604
Letters of credit	656
$72,260

(10)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of March 31, 2018.

(11)	Subsequent Events

In April 2018, after reviewing its capital requirements to support plans for continued growth and general corporate purposes, the Company initiated and completed a follow-on public offering of 2,310,000 shares of common stock at $8.00 per share for aggregate gross proceeds of $18.5 million.  The offering closed on April 23, 2018.  After deducting the underwriting discount and estimated offering expenses, the Company received net proceeds of approximately $17.1 million.

Item 2. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the caution regarding financial condition of Carolina Trust BancShares, Inc. (the “Company”), results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

☐
deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

☐	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest-sensitive assets and liabilities;
☐	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
☐	the impact of liquidity needs on our results of operations and financial condition;
☐	risks related to the concentration in commercial real estate;
☐	declines in commercial and residential real estate;
☐	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
☐	a failure in or a breach of the Company’s operational or security systems or those of its third-party service providers;
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

Discussion of Financial Condition at March 31, 2018 and December 31, 2017

During the period from December 31, 2017 to March 31, 2018, total assets increased by approximately $40.0 million, or 9.84%. The increase, reflected primarily in cash and due from banks, interest-earning deposits with banks, and loans, was funded by an increase in deposits and Federal Home Loan Bank advances. Interest-earning deposits with banks, and investment securities at March 31, 2018 totaled $47.6 million compared to $34.8 million at December 31, 2017.

The Company’s investment securities portfolio as of March 31, 2018 totaled $29.9 million, a decrease of $1.2 million when compared to the $31.1 million reported at December 31, 2017. At March 31, 2018, the Company had a net unrealized loss on available-for-sale securities of $626,000, net of tax, as compared to a net unrealized loss of $732,000, net of tax, at December 31, 2017. On January 1, 2018 the Company adopted the FASB ASU 2016-01 in which there was an initial adjustment of accumulated other comprehensive income in the amount of $443,000 recorded in retained earnings for the loss on equity investments.

At March 31, 2018, net loans constituted 81.34% of the Company’s total assets. Net loans increased by $18.2 million from December 31, 2017 to March 31, 2018. Of all of the portfolio segments that increased during the first three months of 2018, commercial real estate experienced the largest amount of growth at $20.2 million or 9.49%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

As part of the ongoing monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans, and (v) delinquencies.  The Company also has an internal Loan Review Officer that monitors risk grades on an on-going basis.  Furthermore, the Company employs a third party contractor to perform an annual loan review.  The scope of the review is typically 50 – 60% of the loan portfolio.

At March 31, 2018 and December 31, 2017 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $4.7 million and $6.4 million, respectively. Impaired loans of $1.9 million and $1.8 million had related allowances for loan losses totaling $255,000 and $248,000 at March 31, 2018 and December 31, 2017, respectively. There were $2.8 million and $4.6 million of impaired loans without a specific allowance at March 31, 2018 and December 31, 2017, respectively.  Impaired loans at March 31, 2018 and December 31, 2017 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At March 31, 2018, there were eleven loans amounting to approximately $4.1 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These eleven restructured loans are considered troubled debt restructurings at March 31, 2018 and have specific reserves amounting to approximately $255,000. Of these eleven loans, nine loans totaling $3.3 million were accruing interest at March 31, 2018.  At December 31, 2017, there were ten loans totaling $4.2 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.4 million were accruing interest. Reserves for loans not considered impaired were approximately $3.5 million and $3.4 million at March 31, 2018 and December 31, 2017, respectively. The allowance for loan losses at both March 31, 2018 and December 31, 2017 was 1.03% of gross loans outstanding.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $24.3 million at March 31, 2018 compared to $15.6 million at December 31, 2017.  The increase is attributed mostly to the increase in cash and due from banks of $7.3 million, or 135.87% and to an increase in foreclosed assets of $1.4 million or 180.77%.  At March 31, 2018, foreclosed assets consisted of seven properties valued at $2.2 million. At December 31, 2017, foreclosed assets consisted of five properties valued at $789,000.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $32.2 million, or 9.47%, for the three months ended March 31, 2018. The growth is due to the increases in noninterest-earning demand deposits of $6.1 million, or 12.42%, interest-earning demand deposits of $4.5 million, or 3.89%, savings deposits of $1.4 million or 6.23%, and time deposits of $20.3 million or 13.17%.

Federal Home Loan Bank advances totaled $28.1 million at March 31, 2018, an increase of $4.5 million over the $23.6 million advanced at December 31, 2017.  The new advances were for three months, five months and 12 months.

On March 29, 2018, the Company entered into a Term Loan Agreement and a Security Agreement with, and executed and delivered a Promissory Note to Community Bankers’ Bank, Midlothian, Virginia (the “Lender”). These documents provide for a $3 million secured term loan to the Company. The term loan accrues interest at the Wall Street Journal prime rate, which was 4.75% on the Promissory Note date, with a maximum rate of 18.0%. The Company will make 12 interest payments beginning on April 29, 2018, and on the 29th day of each month thereafter. Beginning on April 29, 2019, and on the 29th day of each month thereafter, the Company will make 84 payments of principal and interest of the lesser of $41,798.65, or accrued interest and so much of the $3,000,000 Promissory Note amount as has been advanced. Changes to the scheduled payments will be made to reflect changes, if any, in the interest rate. There is no penalty for voluntary prepayment of the Promissory Note.

Pursuant to the terms of the Security Agreement, the Company has pledged and granted to the Lender a first priority security interest in 100% of the outstanding shares of common stock of the Company’s wholly owned subsidiary, Carolina Trust Bank, for the purpose of securing the Company’s obligations to the Lender under the Term Loan Agreement and Promissory Note.

The Term Loan Agreement, Security Agreement, and Promissory Note contain certain customary representations, warranties, covenants, and events of default. In the event of a default by the Company, the Lender may declare the entire amount owed under the Promissory Note immediately due and payable, enforce any and all remedies available under the documents executed in connection with the term loan, and exercise all other rights available under law.

Stockholders’ equity amounted to $29.4 million, or 6.58% of total assets at March 31, 2018, compared to $29.1 million, or 7.16% of total assets at December 31, 2017.

Discussion of Results of Operations

For the three months ended March 31, 2018 and 2017

Net Income

Net income for the three months ended March 31, 2018 was $581,000 compared to $211,000 for the first quarter of 2017, an increase of $370,000.  Diluted earnings per common share was $0.12 for the three months ended March 31, 2018 compared to $0.04 for the first quarter of 2017.  The increase in net income is primarily due to an increase in interest income on loans of $718,000 due to an increase in loans outstanding.  The interest income was partially offset by an increase in interest expense of $237,000 due to an increase in total deposits outstanding.

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

Net interest income for the quarter ended March 31, 2018 totaled $4,827,000 compared to $4,077,000 for the quarter ended March 31, 2017. The Company’s net interest spread was approximately 3.62% and 3.56% for the quarters ended March 31, 2018 and 2017, respectively. Net interest margin on average interest earning assets was 3.79% and 3.72% for the quarters ended March 31, 2018 and 2017, respectively.  Net interest spread increased by 6 basis points, and net interest margin increased by 7 basis points. The increases in net interest spread and net interest margin are due primarily to the 2% increase in the ratio of loans to earning assets from the quarter ended March 31, 2017 to the quarter ended March 31, 2018.  The increase in loan yield from 5.04% to 5.15% over the same periods also contributed to the spread and margin improvement.

Provision for Loan Losses

The Company recorded a provision for loan losses of $252,000 for the quarter ended March 31, 2018 and $151,000 for the quarter ended March 31, 2017. This increase of $101,000 in the provision for loan losses is due to an increase in the amount of loans outstanding. The ratio of the allowance for loan and lease losses as a percentage of total loans was 1.03% at March 31, 2018 December 31, 2017. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated.

	Loans Outstanding	Non- Performing Loans	Net Charge- offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

March 31, 2018	$367,039	$1,125	$71	$3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165

Non-interest Income

Non-interest income for the quarter ended March 31, 2018 totaled $330,000, an increase of $137,000 over the $193,000 reported for the quarter ended March 31, 2017. The primary factors contributing to the overall increase was the increase in overdraft fees on deposits of $56,000 for the quarter ended March 31, 2018 when compared to the same period in 2017 and the gain on equity investment of $38,000 for the quarter ended March 31, 2018.  On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income to retained earnings and from that date forward will be recorded on the income statement.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the three months ended March 31, 2018 and March 31, 2017 reported on a net basis totaled $46,000 and $20,000, respectively.

A comparison of gross interchange fees and associated costs for the reported periods is presented in the table below:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Dollars in thousands
Interchange fees	$121	$119
Gross interchange fees	121	119
Check card expenses	75	99
Net interchange fees	$46	$20

Non-interest Expense

Non-interest expenses for the March 31, 2018 and 2017 quarters totaled $3,096,000 and $2,977,000, respectively. The $119,000 increase was due in part to an increase of $119,000, or 6.85%, in compensation expense due to salary and wage increases. The increase in salaries and wages was attributable to annual raises and an average of two additional full-time employees from first quarter 2017 to first quarter 2018.  There was also an increase of $46,000 or 46.06% in other operating expenses which included a $40,000 increase in state franchise tax due to the reversal of an overage in the accrual during the first quarter of 2017. Slightly offsetting these increases was a $66,000 or 24.63% decrease in data processing expenses. During the first quarter of 2017, data processing expenses were higher due to the conversion of our core processing system that was complete in April of that year.

Income Tax Expense

The Company recorded income tax expense of $168,000 for the three-months ended March 31, 2018 resulting in an effective tax rate of 22%. For the same period in 2017, the Company recorded income tax expense of $108,000 with an effective tax rate of 34%. The Company’s federal income tax rate was lowered from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019.

 Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 13.85% and 10.25% of total assets at March 31, 2018 and December 31, 2017, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $14 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at March 31, 2018. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at March 31, 2018 was $68.3 million, of which $28.1 million was advanced and $7 million was securing a letter of credit.

Total deposits were $372.9 million and $340.7 million at March 31, 2018 and December 31, 2017, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 46.73% and 45.20% of total deposits at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had brokered time deposits of $22.0 million and $23.3 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At March 31, 2018 and December 31, 2017, respectively, the deposits attributed to the listing service were $14.5 million and $14.3 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company’s and the Bank’s capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including quality and stability of earnings, asset quality, guidance and expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relationship to total assets adjusted for risk.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules required the Company and the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

Beginning January 1, 2015, the Company and the Bank calculate regulatory capital under the U.S. Basel III Standardized Approach.

The table below presents the regulatory capital ratios for the Bank.

	At March 30, 2018
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Common equity tier 1 capital ratio	10.44%	4.50%	6.50%
Total risk-based capital ratio	11.41%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.44%	6.00%	8.00%
Tier 1 leverage ratio	9.49%	4.00%	5.00%

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

Part II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 (b)          Underwritten Follow-On Public Offering. On April 18, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-224178) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company registered the offer and sale of shares of its common stock, $2.50 par value per share, having an aggregate offering price of up to $23,000,000.

On April 23, 2018, the Company issued and sold 2,310,000 shares of its common stock in an underwritten follow-on public offering. Sandler O’Neill & Partners, L.P., was the managing underwriter for the offering. The Company granted Sandler O’Neill an option, which is exercisable until May 18, 2018, to purchase up to 346,500 additional shares of common stock. Underwriting discounts and commissions equaled $1,062,600. A reasonable estimate of the total expenses of the offering, excluding underwriting discounts and commissions, is approximately $367,000 These expenses are not direct or indirect payments (1) to directors, officers, or general partners of the Company or their associates; (2) to persons owning ten percent or more of any class of equity securities of the Company; or (3) to affiliates of the Company. The offering proceeds to the Company after deducting underwriting discounts, commissions, and total expenses are expected to be $17,050,400.

Following the closing of the offering, the Company placed $14,050,400 of the net offering proceeds in a deposit account at the Bank and used an additional $3,000,000 of the net offering proceeds to repay the full outstanding balance of its secured term loan with Community Bankers’ Bank, Midlothian, Virginia. As indicated in its Registration Statement on Form S-1, the Company intends to use the remaining net proceeds to support the continued growth of its franchise and for other general corporate purposes.

Item 6.	Exhibits

Exhibit #	Description

3.1	Bylaws of Carolina Trust BancShares, Inc. as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: May 14, 2018	By:	/s/	Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: May 14, 2018	By:	/s/	Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer