Form 10-Q
period 2018-06-30
Carolina Trust BancShares, Inc.
filed 2018-08-10
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2018 was 7,156,987.

Part I. FINANCIAL INFORMATION
Item 1 – Financial Statements
CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$13,804	$5,409
Interest-earning deposits with banks	35,600	3,647
Cash and cash equivalents	49,404	9,056

Certificates of deposit with banks	1,498	1,498
Investment securities available for sale, at fair value (amortized cost $29,182 and $32,067)	28,202	31,112
Equity securities	713	-
Federal Home Loan Bank stock, at cost	1,050	1,341
Loans	374,026	348,679
Less: Allowance for loan and lease losses	(3,844)	(3,599)
Net Loans	370,182	345,080

Bank-owned life insurance	7,295	7,197
Accrued interest receivable	1,140	1,078
Bank premises, equipment and software	6,258	6,466
Foreclosed assets	1,971	789
Core deposit intangible, net of accumulated amortization of $728 and $711 at June 30, 2018 and December 31, 2017, respectively	56	73
Other assets	3,085	2,928
Total Assets	$470,854	$406,618

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$66,793	$49,199
Interest-earning demand deposits	126,108	115,396
Savings	23,610	22,066
Time deposits	176,768	153,992
Total deposits	393,279	340,653

Capital lease obligation	174	207
Federal Home Loan Bank advances	16,100	23,600
Long term subordinated debt	9,713	9,676
Accrued interest payable	360	292
Other liabilities	3,027	3,071
Total liabilities	422,653	377,499

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 7,156,987 and 4,657,880 shares issued and outstanding	17,892	11,645
Additional paid-in capital	25,214	13,008
Retained earnings	5,420	4,772
Accumulated other comprehensive loss	(751)	(732)
Total stockholders’ equity	48,201	29,119
Total Liabilities and Stockholders’ Equity	$470,854	$406,618

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2017 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2018	2017
Interest Income
Interest on investment securities and cash	$352	$250
Interest and fees on loans	4,846	4,016
Total interest income	5,198	4,266

Interest Expense
Interest expense non-maturity deposits	166	105
Interest expense time deposits	702	498
Interest expense borrowed funds	80	51
Interest expense capital lease	3	4
Interest expense debt	13	-
Interest expense on subordinated debt	191	188
Total interest expense	1,155	846
Net interest income	4,043	3,420
Loan loss provision	88	64
Net interest income after loan loss provision	3,955	3,356

Noninterest income
Overdraft fees on deposits	141	94
Interchange fee income, net	52	42
Service charges on deposits	16	11
Mortgage fee income	27	25
Customer service fees	14	14
ATM income	7	7
Bank-owned life insurance income	49	55
Unrealized gain on equity securities	50	-
Other income	10	8
Total noninterest income	366	256

Noninterest expense
Salaries & benefits expense	1,834	1,774
Occupancy expense	186	220
Furniture, fixture & equipment expense	153	153
Data processing expense	188	269
Office supplies expense	21	23
Professional fees	112	136
Advertising and marketing	27	36
Insurance	92	73
Foreclosed asset expense, net	300	221
Loan expense	58	54
Stockholder expense	35	54
Directors fees and expenses	66	69
Telephone expense	69	76
Core deposit intangible amortization expense	8	11
Merger expenses	323	-
Other operating expense	148	158
Total noninterest expense	3,620	3,327
Pre-tax income	701	285
Income tax expense	191	89
Net income	$510	$196

Earnings per share
Basic earnings per common share	$0.08	$0.04
Diluted earnings per common share	$0.08	$0.04
Weighted average common shares outstanding	6,583,719	4,654,880
Diluted average common shares outstanding	6,671,626	4,722,607

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2018	2017
Interest Income
Interest on investment securities and cash	$601	$467
Interest on loans	9,424	7,876
Total interest income	10,025	8,343

Interest Expense
Interest expense non-maturity deposits	312	180
Interest expense time deposits	1,310	1,006
Interest expense borrowed funds	190	96
Interest expense capital lease	7	9
Interest expense debt	14	-
Interest expense on subordinated debt	382	378
Total interest expense	2,215	1,669
Net interest income	7,810	6,674
Loan loss provision	340	215
Net interest income after loan loss provision	7,470	6,459

Noninterest income
Overdraft fees on deposits	281	178
Interchange fee income, net	98	63
Service charges on deposits	31	25
Mortgage fee income	42	41
Customer service fees	29	27
ATM income	13	13
Bank-owned life insurance income	98	91
Unrealized gain on equity securities	88	-
Other income	16	12
Total noninterest income	696	450

Noninterest expense
Salaries & benefits expense	3,697	3,517
Occupancy expense	414	424
Furniture, fixture & equipment expense	310	293
Data processing expense	390	537
Office supplies expense	41	43
Professional fees	223	242
Advertising and marketing	59	71
Insurance	186	146
Foreclosed asset expense, net	326	261
Loan expense	86	91
Stockholder expense	69	112
Directors fees and expenses	140	139
Telephone expense	140	146
Core deposit intangible amortization expense	17	23
Merger expenses	323	-
Other operating expense	295	259
Total noninterest expense	6,716	6,304
Pre-tax income	1,450	605
Income tax expense	359	198
Net income	$1,091	$407

Earnings per share
Basic earnings per common share	$0.19	$0.09
Diluted earnings per common share	$0.19	$0.09
Weighted average common shares outstanding	5,667,619	4,654,635
Diluted average common shares outstanding	5,763,824	4,728,495

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,
	2018	2017

Net income	$510	$196

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	(163)	12
Deferred income tax benefit (expense)	38	(5)
Total other comprehensive income (loss)	(125)	7

Total comprehensive income	$385	$203

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017

Net income	$1,091	$407

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	(603)	178
Deferred income tax benefit (expense)	141	(66)
Total other comprehensive income (loss)	(462)	112

Total comprehensive income	$629	$519

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	2018 Shares Outstanding	June 30, 2018	2017 Shares Outstanding	June 30, 2017
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,657,880	$11,645	4,650,808	$11,627
Exercise of stock options	3,107	7	738	2
Restricted stock vesting	-	-	3,334	8
Sale of common stock	2,496,000	6,240	-	-
Balance, end of period	7,156,987	$17,892	4,654,880	$11,637

Additional paid-in capital
Balance, beginning of year		$13,008		$12,988
Stock-based compensation		1		18
Exercise of stock options		7		1
Restricted stock vesting		-		(8)
Sale of common stock		12,198		-
Balance, end of period		$25,214		$12,999

Retained earnings
Balance, beginning of year		$4,772		$4,241
Net income		1,091		407
Reclassification of loss on equity securities		(443)		-
Balance, end of period		$5,420		$4,648

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(732)		$(249)
Reclassification of loss on equity securities		443		-
Other comprehensive income (loss)		(462)		112
Balance, end of period		$(751)		$(137)

Total stockholders’ equity		$48,201		$29,573

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$1,091	$407
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	340	215
Depreciation and amortization of bank premises, equipment and software	231	213
Accretion of loan fair value adjustments related to acquisition	(3)	(4)
Net amortization of bond premiums/discounts	68	74
Amortization of long term subordinated debt issuance costs	37	35
Unrealized gain on equity securities	(88)	-
Amortization of core deposit intangible	17	23
Stock compensation expense	1	18
Increase in value of life insurance contracts	(98)	(91)
Net losses and impairment write-downs on foreclosed assets	226	217
Deferred tax provision	(107)	677
Decrease in other assets	91	56
Increase in accrued interest receivable	(62)	(3)
Increase (decrease) in accrued interest payable	68	(32)
Decrease in other liabilities	(44)	(555)
Net cash and cash equivalents provided by operating activities	1,768	1,250

Cash flows from investing activities
Net increase in loans	(27,057)	(16,249)
Proceeds from sale of foreclosed assets	210	211
Net purchases of bank premises, equipment and software	(23)	(459)
Purchase of Bank owned life insurance	-	(5,500)
Purchase of available-for-sale securities	-	(4,832)
Proceeds from maturities, calls and pay-downs of available-for-sale securities	1,613	2,482
Redemption (purchase) of Federal Home Loan Bank stock	291	(121)
Net cash and cash equivalents used in investing activities	(24,966)	(24,468)

Cash flows from financing activities
Increase in deposits	52,626	12,227
Increase (decrease) in Federal Home Loan Bank advances	(7,500)	3,000
Payment of capital lease obligation	(33)	(30)
Issuance of long term debt	3,000	-
Repayment of long term debt	(3,000)	-
Net proceeds from issuance of common stock	18,453	3
Net cash and cash equivalents provided by financing activities	63,546	15,200
Net increase (decrease) in cash and cash equivalents	40,348	(8,018)

Cash and cash equivalents, beginning	9,056	26,149
Cash and cash equivalents, ending	$49,404	$18,131

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$466	$-
Cash paid during the period for interest	$2,147	$1,550

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$(462)	$112
Transfer of loans to foreclosed assets	$1,618	$-

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(1)	Presentation of Financial Statements

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under existing guidance. This analysis may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company adopted this standard in 2018 using the full retrospective approach.  The majority of the Company’s revenues are generated from financial instruments which are not within the scope of this standard.  Management has evaluated the impact for its various other revenue streams including the following:  deposit account fees and service charges; other fees such as wire services and check cashing services; ATM surcharges; card related fees; and gains and losses from sales of foreclosed properties and fixed assets.  This evaluation led management to conclude that this standard does not materially impact its financial statements.  Additionally, based on underlying contracts, this standard requires the Company to report costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such costs were reported as check card expenses. For the three and six months ended June 30, 2018, gross interchange fees totaled $131,000 and $252,000, respectively, and related costs totaled $79,000 and $154,000, respectively. In the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, we reported on a net basis $52,000 and $98,000, respectively, as interchange fee income. For the three and six months ended June 30, 2017, gross interchange fees totaled $124,000 and $243,000, respectively, and related costs totaled $82,000 and $180,000, respectively. In the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017, we reported on a net basis $42,000 and $63,000, respectively, as interchange fee income.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation.  The Company is adopting a software model for the ALLL model that has add-on functionality for compliance with the new standard.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table summarizes earnings per share and the shares utilized in the computations for the three and six months ended June 30, 2018 and 2017, respectively:

Dollars in thousands, except per share data	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Three months ended June 30, 2018
Basic earnings per common share	$510	6,583,719	$0.08
Effect of dilutive stock options		73,084
Effect of dilutive stock warrants		14,823
Diluted earnings per common share	$510	6,671,626	$0.08

Three months ended June 30, 2017
Basic earnings per common share	$196	4,654,880	$0.04
Effect of dilutive stock options		64,378
Effect of dilutive stock warrants		3,349
Diluted earnings per common share	$196	4,722,607	$0.04

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Six months ended June 30, 2018
Basic earnings per common share	$1,091	5,667,619	$0.19
Effect of dilutive stock options		77,027
Effect of dilutive stock warrants		19,178
Diluted earnings per common share	$1,091	5,763,824	$0.19

Six months ended June 30, 2017
Basic earnings per common share	$407	4,654,635	$0.09
Effect of dilutive stock options		67,116
Effect of dilutive stock warrants		6,744
Diluted earnings per common share	$407	4,728,495	$0.09

For the three and six months ended June 30, 2018, there were no shares that were anti-dilutive. For the three and six months ended June 30, 2017, there were 40,931 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

Cash and Due from Banks, Interest-Earning Deposits with Banks and Certificates of Deposit with Banks

The carrying amounts for cash and due from banks, interest-earning deposits with banks and certificates of deposit with banks approximate fair value because of the short maturities of those instruments.

Investment and Equity Securities

Fair value for investment and equity securities equals the quoted market price if such information is available. If a quoted market price is not available in active markets for identical securities (level 1), fair value may be estimated using observable inputs such as quoted prices for similar securities, interest rates and yield curves, implied volatilities and credit spreads (level 2).  Otherwise, unobservable inputs such as independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating on similar securities, prepayment assumptions and other factors such as credit loss assumptions (level 3).  The fair value would be based on an exit price between market participants that may include adjustments for liquidity and credit.

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

Accrued Interest Receivable and Payable

The carrying amount is a reasonable estimate of fair value.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Deposits

The fair value of demand deposits, savings, money market and negotiable order of withdrawal (NOW) accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Capital Lease Obligation, Federal Home Loan Bank Advances and Long Term Subordinated Debt

The fair value of borrowings is based upon discounted expected cash flows using current rates at which borrowings of similar maturity could be obtained.

Financial Instruments with Off-Balance Sheet Risk

With regard to commitments to extend credit discussed in Note 9, the fair value amounts are not material.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$13,804	$13,804	$-	$-	$13,804
Interest-earning deposits with banks	35,600	35,600	-	-	35,600
Certificates of deposit with banks	1,498	-	1,479	-	1,479
Federal Home Loan Bank stock	1,050	-	1,050	-	1,050
Investment securities available for sale	28,202	-	28,202	-	28,202
Equity securities	713	713	-	-	713
Net loans	370,182	-	-	361,857	361,857
Accrued interest receivable	1,140	-	1,140	-	1,140

LIABILITIES
Deposits	$393,279	$-	$382,953	$-	$382,953
Capital lease obligation	174	-	174	-	174
Federal Home Loan Bank Advances	16,100	-	15,991	-	15,991
Long term subordinated debt	9,713	-	9,411	-	9,411
Accrued interest payable	360	-	360	-	360

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$5,409	$5,409	$-	$-	$5,409
Interest-earning deposits with banks	3,647	3,647	-	-	3,647
Certificates of deposit with banks	1,498	-	1,519	-	1,519
Federal Home Loan Bank stock	1,341	-	1,341	-	1,341
Investment securities available for sale	31,112	626	30,486	-	31,112
Net loans	345,080	-	-	345,370	345,370
Accrued interest receivable	1,078	-	1,078	-	1,078

LIABILITIES
Deposits	$340,653	$-	$330,672	$-	$330,672
Capital lease obligation	207	-	207	-	207
Federal Home Loan Bank Advances	23,600	-	23,495	-	23,495
Long term subordinated debt	9,676	-	9,619	-	9,619
Accrued interest payable	292	-	292	-	292

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market.  Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.   There have been no changes in valuation techniques for the quarter ended June 30, 2018. Valuation techniques are consistent with techniques used in prior periods.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2018
U.S. Government and federal agency	$10,827	$-	$10,827	$-
Mortgage-backed securities*	17,089	-	17,089	-
Municipal securities	286	-	286	-
Equity securities	713	713	-	-
Total	$28,915	$713	$28,202	$-

December 31, 2017
U.S. Government and federal agency	$11,276	$-	$11,276	$-
Mortgage-backed securities*	18,915	-	18,915	-
Municipal securities	295	-	295	-
Equity securities	626	626	-	-
Total	$31,112	$626	$30,486	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended June 30, 2018 and December 31, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At June 30, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.8 million and the fair value of the collateral method was used in the other twenty-three loans totaling $2.5 million. At December 31, 2017, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.9 million and the fair value of the collateral method was used in the other twenty-nine loans totaling $4.2 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the period ended June 30, 2018. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the six months ended June 30, 2018 and 2017.

	June 30, 2018		June 30, 2017
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$-	$1,685	-	$1,789
Specific valuation allowance allocations	-	(249)	-	(247)
Carrying value of impaired loans after allocations	$-	$1,436	-	$1,542

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the three months ended June 30, 2018, there were no assets that were written down prior to foreclosure. For the six months ended June 30, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the three and six months ended June 30, 2018, foreclosed assets with a carrying value of $978,000 were written down by $248,000 to $730,000 subsequent to foreclosure. For the three months ended June 30, 2017, foreclosed assets with a carrying value of $767,000 were written down by $184,000 to $583,000. For the six months ended June 30, 2017, foreclosed assets with a carrying value of $776,000 were written down by $193,000 to $583,000.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2018
Foreclosed assets	$730	$-	$-	$730
Impaired loans	1,436	-	-	1,436
Total	$2,166	$-	$-	$2,166

December 31, 2017
Foreclosed assets	$324	$-	$-	$324
Impaired loans	1,621	-	-	1,621
Total	$1,945	$-	$-	$1,945

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
June 30, 2018
Impaired loans	$1,436	Discounted cash flows	Discount rate	4.75% - 8.50%	7.08%
Foreclosed assets	730	Discounted appraisals	Appraisal adjustments	8.00%	8.00%

December 31, 2017
Impaired loans	$101	Discounted appraisals	Appraisal adjustments	20.00 – 25.00%	23.33%
	1,520	Discounted cash flows	Discount rate	4.75 – 8.50%	7.06%

Foreclosed assets	324	Discounted appraisals	Appraisal adjustments	15.00%	15.00%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(5)	Investment Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Available for sale securities
U.S. Government and federal agency	$11,207	$6	$(386)	$10,827
Mortgage-backed securities *	17,680	22	(613)	17,089
Municipal securities	295	-	(9)	286
Total available for sale securities	$29,182	$28	$(1,008)	$28,202

December 31, 2017
U.S. Government and federal agency	$11,424	$11	$(159)	$11,276
Mortgage-backed securities *	19,142	61	(288)	18,915
Municipal securities	297	-	(2)	295
Equity securities	1,204	-	(578)	626
	$32,067	$72	$(1,027)	$31,112

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

The amortized cost and fair values of securities available-for-sale at June 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$-	$-
Due after one but within five years	7,293	7,089
Due after five but within ten years	8,155	7,847
Due after ten years	13,734	13,266
	$29,182	$28,202

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table details unrealized losses and related fair values in the Company’s investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017, respectively.

	Temporarily Impaired Securities in AFS Portfolio

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
June 30, 2018
Available for sale securities
U.S. Government and federal agency	$7,721	$(236)	$2,962	$(150)	$10,683	$(386)
Mortgage-backed securities *	4,864	(109)	10,508	(504)	15,372	(613)
Municipal Securities	286	(9)	-	-	286	(9)
Total temporarily impaired securities	$12,871	$(354)	$13,470	$(654)	$26,341	$(1,008)

December 31, 2017
U.S. Government and federal agency	$7,101	$(88)	$2,008	$(71)	$9,109	$(159)
Mortgage-backed securities *	5,472	(38)	10,560	(250)	16,032	(288)
Municipal securities	295	(2)	-	-	295	(2)
Equity securities	626	(577)	-	(1)	626	(578)
Total temporarily impaired securities	$13,494	$(705)	$12,568	$(322)	$26,062	$(1,027)

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government-sponsored enterprises FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of June 30, 2018, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses on debt securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management analyzed the issuer data from public filings, reviewed transcripts of earnings discussions, and assessed whether the decline in value was other than temporary.

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality for the debt securities.  Accordingly, as of June 30, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $1.0 million at June 30, 2018 were pledged to secure public funds. The Company had no sales of securities during the three and six month periods ended June 30, 2018 and June 30, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(6)	Loans

The following is a summary of loans at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$5,254	1.40%	$7,242	2.08%
Commercial ADC	25,686	6.87%	24,364	6.99%
Farmland	5,743	1.54%	5,392	1.55%
Multifamily	14,061	3.76%	11,967	3.43%
Owner occupied	96,098	25.69%	84,808	24.32%
Non-owner occupied	91,932	24.58%	79,549	22.81%
Total commercial real estate	238,774	63.84%	213,322	61.18%

Commercial
Commercial and industrial	42,675	11.41%	47,032	13.49%
Agriculture	285	0.07%	415	0.12%
Other	1,607	0.43%	1,420	0.40%
Total commercial	44,567	11.91%	48,867	14.01%

Residential mortgage
First lien, closed-end	51,529	13.78%	47,936	13.75%
Junior lien, closed-end	714	0.19%	1,123	0.32%
Total residential mortgage	52,243	13.97%	49,059	14.07%

Home equity lines	34,825	9.31%	33,672	9.66%
Consumer – other	3,617	0.97%	3,759	1.08%

Total loans	$374,026	100.00%	$348,679	100.00%

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, Iredell, and Rowan Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	June 30, 2018	December 31, 2017
Dollars in thousands
Commercial real estate
Commercial ADC	$4	$5
Owner occupied	956	2,031
Non-owner occupied	6	28
Total commercial real estate	966	2,064
Commercial
Commercial and industrial	-	25
Total commercial	-	25
Residential mortgage:
First lien, closed end	74	86
Junior lien, closed end	5	455
Total residential mortgage	79	541
Home equity lines	30	34
Consumer – other	5	-
Total non-accrual loans	$1,080	$2,664

Interest foregone on non-accrual loans was approximately $22,000 and $37,000 for the three and six months ended June 30, 2018 and $68,000 and $105,000 for the three and six months ended June 30, 2017.

An analysis of past due loans, segregated by class, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
In thousands
June 30, 2018
Commercial real estate:
Residential ADC	$375	$-	$375	$4,879	$5,254	$-
Commercial ADC	-	-	-	25,686	25,686	-
Farmland	-	-	-	5,743	5,743	-
Multifamily	-	-	-	14,061	14,061	-
Owner occupied	458	948	1,406	94,692	96,098	-
Non-owner occupied	6	-	6	91,926	91,932	-
Total commercial real estate	839	948	1,787	236,987	238,774	-
Commercial:
Commercial and industrial	80	-	80	42,595	42,675	-
Agriculture	-	-	-	285	285	-
Other	-	-	-	1,607	1,607	-
Total commercial	80	-	80	44,487	44,567	-
Residential mortgage:
First lien, closed end	39	48	87	51,442	51,529	-
Junior lien, closed-end	-	-	-	714	714	-
Total residential mortgage	39	48	87	52,156	52,243	-
Home equity lines	-	-	-	34,825	34,825	-
Consumer – other	8	25	33	3,584	3,617	25
Total loans	$966	$1,021	$1,987	$372,039	$374,026	$25

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
In thousands
December 31, 2017
Commercial real estate:
Residential ADC	$-	$-	$-	$7,242	$7,242	$-
Commercial ADC	-	-	-	24,364	24,364	-
Farmland	-	-	-	5,392	5,392	-
Multifamily	-	-	-	11,967	11,967	-
Owner occupied	254	2,018	2,272	82,536	84,808	-
Non-owner occupied	144	-	144	79,405	79,549	-
Total commercial real estate	398	2,018	2,416	210,906	213,322	-
Commercial:
Commercial and industrial	-	25	25	47,007	47,032	-
Agriculture	-	-	-	415	415	-
Other	-	-	-	1,420	1,420	-
Total commercial	-	25	25	48,842	48,867	-
Residential mortgage:
First lien, closed end	50	135	185	47,751	47,936	79
Junior lien, closed-end	-	449	449	674	1,123	-
Total residential mortgage	50	584	634	48,425	49,059	79
Home equity lines	200	3	203	33,469	33,672	3
Consumer – other	10	-	10	3,749	3,759	-
Total loans	$658	$2,630	$3,288	$345,391	$348,679	$82

At June 30, 2018 there was one loan in the amount of $25,000 past due 90 days or more, which was still accruing interest.  There were two loans totaling $82,000 past due 90 days or more and still accruing interest at December 31, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Impaired loans

Impaired loans are set forth in the following tables.

June 30, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	2,474	2,474	-	-
Non-owner occupied	6	6	-	-
Total commercial real estate	2,484	2,484	-	-
Commercial
Commercial and industrial	685	-	685	151
Residential mortgage
First lien, closed-end	921	74	787	16
Junior lien, closed- end	428	217	211	80
Total residential mortgage	1,349	291	998	96
Home equity lines	133	89	-	-
Consumer – other	5	3	2	2
Total loans	$4,656	$2,867	$1,685	$249

December 31, 2017
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	3,721	3,591	-	-
Non-owner occupied	28	28	-	-
Total commercial real estate	3,753	3,623	-	-
Commercial
Commercial and industrial	766	25	741	144
Residential mortgage
First lien, closed-end	1,040	165	811	24
Junior lien, closed- end	884	670	215	79
Total residential mortgage	1,924	835	1,026	103
Home equity lines	151	106	-	-
Consumer – other	1	-	1	1
Total loans	$6,595	$4,589	$1,768	$248

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

	3 months ended June 30, 2018		3 months ended June 30, 2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$4	$-	$1,071	$-
Farmland	-	-	114	-
Multifamily	-	21	1,683	20
Owner occupied	2,503	-	32	-
Non-owner occupied	7	-	73	3
Total commercial real estate	2,514	21	2,973	23
Commercial
Commercial and industrial	712	11	191	1
Residential mortgage
First lien, closed-end	870	11	524	1
Junior lien, closed- end	429	5	170	-
Total residential mortgage	1,299	16	694	1
Home equity lines	95	1	118	1
Consumer – other	5	-	3	-
Total loans	$4,625	$49	$3,979	$26

	6 months ended June 30, 2018		6 months ended June 30, 2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$8	$-	$1,742	$-
Farmland	-	-	40	-
Multifamily	82	-	153	-
Owner occupied	2,745	7	2,101	46
Non-owner occupied	16	-	52	3
Total commercial real estate	2,851	7	4,088	49
Commercial
Commercial and industrial	732	13	265	3
Residential mortgage
First lien, closed-end	912	68	499	3
Junior lien, closed- end	560	5	95	2
Total residential mortgage	1,472	73	594	5
Home equity lines	99	2	186	3
Consumer – other	4	11	4	-
Total loans	$5,158	$106	$5,137	$60

Troubled Debt Restructurings

As of June 30, 2018, eleven loans totaling $4,006,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $4,163,000 were identified as troubled debt restructurings and considered impaired at December 31, 2017, none of which had unfunded commitments.

Of the eleven loans identified as troubled debt restructurings at June 30, 2018, nine loans totaling $3,273,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2017, nine loans totaling $3,398,000 were accruing interest.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

For the three and six months ended June 30, 2018 and 2017, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post Modification Outstanding Recorded Investment
	(dollars in thousands)
Forgiveness of Principal
Consumer - other	-	$-	$-	1	$2	$2

Total	-	$-	$-	1	$2	$2
Grand Total	-	$-	$-	1	$2	$2

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post Modification Outstanding Recorded Investment
	(dollars in thousands)
Forgiveness of Principal
Residential Mortgage:
Junior lien, closed end	2	$636	$436	2	$636	$436
Total residential mortgage	2	636	436	2	636	436
Total	2	$636	$436	2	$636	$436
Grand Total	2	$636	$436	2	$636	$436

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

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2018 and June 30, 2017.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table presents the successes and failures of the types of modifications within the previous 12 months as of June 30, 2018 and 2017.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
June 30, 2018	(Dollars in thousands)
Extended payment terms	-	$-	1	$2	-	$-	-	$-
Forgiveness of principal	-	-	-	-	-	-	-	-
Total	-	$-	1	$2	-	$-	-	$-

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
June 30, 2017	(Dollars in thousands)
Forgiveness of principal	-	$-	2	$436	-	$-	-	$-
Other	-	-	-	-	-	-	1	136
Total	-	$-	2	$436	-	$-	1	$136

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table presents the credit risk profile by internally assigned risk grades.

June 30, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$5,254	$-	$-	$-	$-
Commercial ADC	25,358	324	4	-	-
Farmland	5,743	-	-	-	-
Multifamily	14,061	-	-	-	-
Owner occupied	93,997	1,005	1,096	-	-
Non-owner occupied	90,969	827	136	-	-
Total commercial real estate	235,382	2,156	1,236	-	-
Commercial:
Commercial and industrial	41,276	1,023	376	-	-
Agriculture	285	-	-	-	-
Other	1,607	-	-	-	-
Total commercial	43,168	1,023	376	-	-
Residential mortgage:
First lien, closed-end	50,713	670	146	-	-
Junior lien, closed-end	286	423	5	-	-
Total residential mortgage	50,999	1,093	151	-	-
Home equity lines	33,253	1,483	89	-	-
Consumer – other	3,456	156	5	-	-
Total	$366,258	$5,911	$1,857	$-	$-

December 31, 2017
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$7,242	$-	$-	$-	$-
Commercial ADC	23,883	477	4	-	-
Farmland	5,392	-	-	-	-
Multifamily	11,967	-	-	-	-
Owner occupied	81,584	1,049	2,175	-	-
Non-owner occupied	78,531	855	163	-	-
Total commercial real estate	208,599	2,381	2,342	-	-
Commercial:
Commercial and industrial	45,480	1,130	422	-	-
Agriculture	415	-	-	-	-
Other	1,420	-	-	-	-
Total commercial	47,315	1,130	422	-	-
Residential mortgage:
First lien, closed-end	47,257	513	166	-	-
Junior lien, closed-end	239	-	884	-	-
Total residential mortgage	47,496	513	1,050	-	-
Home equity lines	32,005	1,543	124	-	-
Consumer – other	3,596	162	1	-	-
Total	$339,011	$5,729	$3,939	$-	$-

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses of $88,000 and $340,000 for the three and six months ended June 30, 2018.  The Company recorded provisions for loan losses for the both the three and six months ended June 30, 2017 that totaled $64,000 and $215,000, respectively. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 and 2017.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2018
Commercial real estate	$2,459	$18	$-	$27	$2,504
Commercial and industrial	597	9	-	2	608
Residential mortgage	527	55	(50)	-	532
Consumer	197	6	(6)	3	200
Total	$3,780	$88	$(56)	$32	$3,844

June 30, 2017
Commercial real estate	$1,692	$332	$(73)	$3	$1,954
Commercial and industrial	1,132	(416)	(233)	18	501
Residential mortgage	444	69	-	11	524
Consumer	203	79	(53)	5	234
Total	$3,471	$64	$(359)	$37	$3,213

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2018
Commercial real estate	$2,260	$264	$(50)	$30	$2,504
Commercial and industrial	634	(5)	(25)	4	608
Residential mortgage	505	77	(50)	-	532
Consumer	200	4	(10)	6	200
Total	$3,599	$340	$(135)	$40	$3,844

June 30, 2017
Commercial real estate	$1,607	$414	$(73)	$6	$1,954
Commercial and industrial	1,171	(454)	(234)	18	501
Residential mortgage	427	152	(66)	11	524
Consumer	188	103	(64)	7	234
Total	$3,393	$215	$(437)	$42	$3,213

The allocation of the allowance for loan losses for June 30, 2018 and December 31, 2017 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
June 30, 2018
Commercial real estate	$-	$2,504	$2,504
Commercial and industrial	151	457	608
Residential mortgage	96	436	532
Consumer	2	198	200
Total	$249	$3,595	$3,844

December 31, 2017
Commercial real estate	$-	$2,260	$2,260
Commercial and industrial	144	490	634
Residential mortgage	103	402	505
Consumer	1	199	200
Total	$248	$3,351	$3,599

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The Company’s recorded investment in loans as of June 30, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	June 30, 2018		December 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,484	$236,290	$3,623	$209,699
Commercial and industrial	685	43,882	766	48,101
Residential mortgage	1,289	50,954	1,861	47,198
Consumer and home equity lines	94	38,348	107	37,324
Total	$4,552	$369,474	$6,357	$342,322

At June, 2018, the Company had pre-approved but unused lines of credit totaling $71.3 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity for the six months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Dollars in thousands
Balance, beginning of year	$1,740	$2,043
Loan disbursements	215	65
Loan repayments	(1,206)	(177)
Balance, end of quarter	$749	$1,931

At June 30, 2018 and 2017, the Company had pre-approved but unused lines of credit totaling $188,000 and $362,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $2,109,000 and $2,014,000 at June 30, 2018 and 2017, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(7)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six month periods ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Dollars in thousands
Balance, beginning of year	$789	$1,011
Additions	1,618	-
Proceeds from sale	(210)	(211)
Valuation adjustments	(248)	(193)
Gains/(losses) on sales	22	(24)
Balance, end of quarter	$1,971	$583

The Company has two foreclosed residential real estate properties totaling $837,000 as of June 30, 2018.

The company did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2018.

(8)	Stock Option Plans

The Company has six share-based compensation plans in effect at June 30, 2018 and June 30, 2017. There were no compensation cost charged against income for the three months ended June 30, 2018 and $1,000 charged against income for those plans for the six months ended June 30, 2018.  The compensation cost charged against income for those plans for the three and six months ended June 30, 2017 was $9,000 and $18,000, respectively.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of June 30, 2018, there were 76,845 options outstanding from the converted plans with exercise prices ranging from $2.13 to $10.40.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017
Dollars in thousands
Option Grants	$-	$9
Restricted Stock Grants	-	-
Total compensation expense	$-	$9

	Six months ended June 30, 2018	Six months ended June 30, 2017
Dollars in thousands
Option Grants	$1	$18
Restricted Stock Grants	-	-
Total compensation expense	$1	$18

CAROLINA TRUST BANCSHARES, INC.
 Notes to Condensed Consolidated Financial Statements(Unaudited)

A summary of option activity under the stock option plans as of June 30, 2018 and changes during the period ended June 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	151,173	$4.54	5.27 years
Exercised	(3,107)	4.84
Expired	(12,000)	12.22
Forfeited	-	-
Granted	-	-
Outstanding, June 30, 2018	136,066	$3.85	5.19 years	$597,308

Exercisable, June 30, 2018	136,066	$3.85		$597,308

There were 958 options vested and no options granted during the six months ended June 30, 2018.  As of June 30, 2018 there was no unrecognized compensation cost related to non-vested options granted under all of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three and six months ended June 30, 2018.

A summary of restricted stock activity during the three and six months ended June 30, 2017 is presented below:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	-	-	3,334	$3.31
Granted	-		-
Vested	-		(3,334)
Ending balance outstanding	-	-	-	-

Upon exercise of the options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares on the open market to fulfill obligations of the equity compensation plans.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of June 30, 2018 is as follows:

Financial instruments whose contract represents credit risk

June 30, 2018
Dollars in thousands
Undisbursed lines of credit	$71,314
Letters of credit	613
$71,927

(10)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of June 30, 2018.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(11)	Mergers and Acquisitions

Proposed Merger with Clover Community Bankshares, Inc.

The Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) dated as of June 14, 2018, with Clover Community Bankshares, Inc. (“Clover”), the parent holding company for  Clover Community Bank, Clover, SC.  Pursuant to the terms of the Agreement, Clover will merge with and into the Company, with the Company being the surviving corporation in the merger.  In addition, following the merger of Clover with and into the Company, Clover Community Bank will be merged with and into the Bank with the Bank as the surviving bank in the bank merger.

The transaction is subject to various closing conditions, including the receipt of requisite shareholder approvals and required approvals of state and federal banking regulators.

If the merger is completed, each share of Clover common stock issued and outstanding will be converted into the right to receive either $22.00 in cash or 2.7181 shares of the Company’s common stock.  Clover shareholders will have the option to elect the type of consideration that they would prefer to receive, subject to required proration as provided in the Agreement.  The merger consideration will be prorated such that 20% of Clover’s common shares outstanding immediately prior to the closing of the merger will be converted to the cash consideration and 80% of Clover’s common shares outstanding immediately prior to the closing of the merger will be converted to the stock consideration.  Cash will be paid in lieu of fractional shares.

In accordance with Clover’s articles of incorporation, each outstanding share of Clover preferred stock will automatically convert into one share of Clover common stock immediately prior to the closing of the merger.  These shares of common stock will then be converted into the right to receive the merger consideration as described above.

Based on the Company’s 10-day volume weighted closing price of $8.09 per share as of June 12, 2018, the aggregate deal value is approximately $21.5 million.

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

Discussion of Financial Condition at June 30, 2018 and December 31, 2017

During the period from December 31, 2017 to June 30, 2018, total assets increased by approximately $64.2 million, or 15.80%. The increase, reflected primarily in interest-earning deposits with banks and loans, was funded by an increase in deposits and capital. Interest-earning deposits with banks, and securities available-for-sale at June 30, 2018 totaled $64.5 million compared to $34.8 million at December 31, 2017.

The Company’s investment securities portfolio as of June 30, 2018 totaled $28.9 million, a decrease of $2.2 million when compared to the $31.1 million reported at December 31, 2017. At June 30, 2018, the Company had a net unrealized loss on available-for-sale securities of $751,000, net of tax, as compared to a net unrealized loss of $732,000, net of tax, at December 31, 2017. On January 1, 2018 the Company adopted the FASB ASU 2016-01 in which there was an initial reclassification from  accumulated other comprehensive income in the amount of $443,000 recorded to retained earnings for the loss on equity investments.

At June 30, 2018, net loans constituted 78.62% of the Company’s total assets. Net loans increased by $25.1 million from December 31, 2017 to June 30, 2018. Of all of the portfolio segments that increased during the first six months of 2018, commercial real estate experienced the largest amount of growth at $25.4 million or 11.93%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

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

At June 30, 2018 and December 31, 2017 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $4.6 million and $6.4 million, respectively. Impaired loans of $1.7 million and $1.8 million had related allowances for loan losses totaling $249,000 and $248,000 at June 30, 2018 and December 31, 2017, respectively. There were $2.9 million and $4.6 million of impaired loans without a specific allowance at June 30, 2018 and December 31, 2017, respectively.  Impaired loans at June 30, 2018 and December 31, 2017 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At June 30, 2018, there were eleven loans amounting to approximately $4.0 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These eleven restructured loans are considered troubled debt restructurings at June 30, 2018 and have specific reserves amounting to approximately $249,000. Of these eleven loans, nine loans totaling $3.3 million were accruing interest at June 30, 2018.  At December 31, 2017, there were ten loans totaling $4.2 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.4 million were accruing interest. Reserves for loans not considered impaired were approximately $3.6 million and $3.4 million at June 30, 2018 and December 31, 2017, respectively. The allowance for loan losses at both June 30, 2018 and December 31, 2017 was 1.03% of gross loans outstanding.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $25.1 million at June 30, 2018 compared to $15.6 million at December 31, 2017.  The increase is attributed mostly to the increase in cash and due from banks of $8.4 million, or 155.20% and to an increase in foreclosed assets of $1.2 million or 149.83%.  At June 30, 2018, foreclosed assets consisted of six properties valued at $2.0 million. At December 31, 2017, foreclosed assets consisted of five properties valued at $789,000.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $52.6 million, or 15.45%, for the six months ended June 30, 2018. The growth is due to the increases in noninterest-earning demand deposits of $17.6 million, or 35.76%, interest-earning demand deposits of $10.7 million, or 9.28%, savings deposits of $1.5 million or 7.00%, and time deposits of $22.8 million or 14.79%.

Federal Home Loan Bank advances totaled $16.1 million at June 30, 2018, a decrease of $7.5 million over the $23.6 million advanced at December 31, 2017.

On March 29, 2018, the Company entered into a Term Loan Agreement and a Security Agreement with, and executed and delivered a Promissory Note to Community Bankers’ Bank, Midlothian, Virginia (the “Lender”). These documents provide for a $3 million secured term loan to the Company. The term loan accrues interest at the Wall Street Journal prime rate, which was 4.75% on the Promissory Note date, with a maximum rate of 18.0%. The Company will make 12 interest payments beginning on April 29, 2018, and on the 29th day of each month thereafter. Beginning on April 29, 2019, and on the 29th day of each month thereafter, the Company will make 84 payments of principal and interest of the lesser of $41,798.65, or accrued interest and so much of the $3,000,000 Promissory Note amount as has been advanced. Changes to the scheduled payments will be made to reflect changes, if any, in the interest rate. There is no penalty for voluntary prepayment of the Promissory Note, and on April 27th, the Company repaid the outstanding balance.

Stockholders’ equity amounted to $48.2 million, or 10.24% of total assets at June 30, 2018, compared to $29.1 million, or 7.16% of total assets at December 31, 2017.

Discussion of Results of Operations

For the three months ended June 30, 2018 and 2017

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended June 30, 2018 was $510,000 compared to $196,000 for the second quarter of 2017, an increase of $314,000. Diluted earnings per common share was $0.08 for the three months ended June 30, 2018 compared to $0.04 for the second quarter of 2017.  The increase in net income is primarily due to an increase in interest income on loans of $830,000 as average loans increased by $54 million from the second quarter of 2017 to the second quarter of 2018. The interest income was partially offset by an increase in interest expense of $309,000 due to an increase in total deposits outstanding and merger expenses of $323,000 relating to the proposed acquisition of Clover Community Bankshares, Inc.

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

Net interest income for the quarter ended June 30, 2018 totaled $4,043,000 compared to $3,420,000 for the quarter ended June 30, 2017. The Company’s net interest spread was approximately 3.52% and 3.64% for the quarters ended June 30, 2018 and 2017, respectively. Net interest margin on average interest earning assets was 3.76% and 3.80% for the quarters ended June 30, 2018 and 2017, respectively.  Net interest spread decreased by 12 basis points, and net interest margin decreased by 4 basis points. The decreases in net interest spread and net interest margin are due primarily to increase in the cost of funds.

Provision for Loan Losses

The Company recorded a provision for loan losses of $88,000 and $64,000 for the quarters ended June 30, 2018 and 2017.  This increase of $22,000 in the provision for loan losses is due to an increase in the amount of loans outstanding. The ratio of the allowance for loan and lease losses as a percentage of total loans increased from 0.99% at June 30, 2017 to 1.03% at June 30, 2018. The increase in this percentage is due to increase in the qualitative factor for nature and volume of the portfolio for Residential and Commercial acquisition, development and construction (“ADC”) loans, Commercial Real Estate loans and Commercial and Industrial loans used in the model. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated.

	Loans Outstanding	Non- Performing Loans	Net Charge- offs (Recoveries)	Allowance for Loan Losses
		(Dollars in thousands)

June 30, 2018	$374,026	$1,105	$95	$3,844
March 31, 2018	367,039	1,125	71	3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825

Non-interest Income

Non-interest income for the quarter ended June 30, 2018 totaled $366,000, an increase of $110,000 over the $256,000 reported for the quarter ended June 30, 2017. The primary factors contributing to the overall increase were the increase in overdraft fees on deposits of $47,000 for the quarter ended June 30, 2018 when compared to the same period in 2017 and the unrealized gain on equity securities of $50,000 for the quarter ended June 30, 2018.  On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income to retained earnings and from that date forward will be recorded on the income statement.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the three months ended June 30, 2018 and June 30, 2017 reported on a net basis totaled $52,000 and $42,000, respectively.

Non-interest Expense

Non-interest expenses for the June 30, 2018 and 2017 quarters totaled $3,620,000 and $3,327,000, respectively. The $293,000 increase was due in part to Merger expenses of $323,000 relating to the proposed acquisition of Clover Community Bank and an increase of foreclosed asset expenses in the amount of $80,000 due to the valuation adjustment of one property. Slightly offsetting these increases was a $81,000 or 29.95% decrease in data processing expenses. During the second quarter of 2017, data processing expenses were higher due to the conversion of our core processing system that was complete in April of that year.

Income Tax Expense

The Company recorded income tax expense of $191,000 for the three-months ended June 30, 2018 resulting in an effective tax rate of 27%. For the same period in 2017, the Company recorded income tax expense of $89,000 with an effective tax rate of 31%. The Company’s federal income tax rate was lowered from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017. For 2018, the effective tax rate is higher than the statutory rate mainly due to the $131,000 in merger expenses that are non-deductible.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019.

Discussion of Results of Operations

For the six months ended June 30, 2018 and 2017

Net Income and Net Income Available to Common Shareholders

Net income for the six months ended June 30, 2018 was $1,091,000 compared to $407,000 for the six months ended June 30, 2017, an increase of $684,000. Diluted earnings per common share was $0.19 for the six months ended June 30, 2018 and $0.09 for the six months ended June 30, 2017.

Net Interest Income

Net interest income for the six months ended June 30, 2018 totaled $7,810,000 compared to $6,674,000 for the six months ended June 30, 2017. The Company’s net interest spread was approximately 3.57% and 3.60% for the six months ended June 30, 2018 and 2017, respectively. Net interest margin on average interest earning assets was 3.78% and 3.76% for the six months ended June 30, 2018 and 2017, respectively. The decrease in net interest spread was 0.03% and the increase in net interest margin was 0.02%, respectively.

Provision for Loan Losses

The Company recorded provision for loan losses of $340,000 and $215,000 for the six months ended June 30, 2018 and 2017, respectively.  This increase in the provision for loan losses is due to an increase in the amount of loans outstanding. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the six months ended June 30, 2018 and 2017 totaled $696,000 and $450,000, respectively. The increase of $246,000 is comprised of overdraft fees on deposits and the unrealized gain on equity securities.  Overdraft fees on deposits increased by $103,000 or 58.15% and the unrealized gain on equity securities was $88,000.On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income to retained earnings and from that date forward will be recorded on the income statement.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the six months ended June 30, 2018 and June 30, 2017 reported on a net basis totaled $98,000 and $63,000, respectively.

Non-interest Expense

Non-interest expenses for the six months ended June 30, 2018 and 2017 totaled $6,716,000 and $6,304,000, respectively. The $412,000 increase was due in part to $323,000 of merger expenses for the proposed acquisition of Clover Community Bank and a $180,000, or 5.13%, increase in compensation expense due to salary and wage increases. The increase in salaries and wages was attributable to annual raises and performance bonuses. Slightly offsetting these increases was a $147,000 or 27.30% decrease in data processing expenses. During the first quarter of 2017, data processing expenses were higher due to the conversion of our core processing system that was complete in April of that year.

Income Tax Expense

The Company recorded income tax expense of $359,000 for the six months ended June 30, 2018 resulting in an effective tax rate of 25%. For the same period in 2017, the Company recorded income tax expense of $198,000 with an effective tax rate of 33%. The Company’s federal income tax rate was lowered from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  For 2018, the effective tax rate is higher than the statutory rate mainly due to the $131,000 in merger expenses that are non-deductible.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 16.95% and 10.25% of total assets at June 30, 2018 and December 31, 2017, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $15.5 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at June 30, 2018. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at June 30, 2018 was $74.9 million, of which $16.1 million was advanced and $7 million was securing a letter of credit.

Total deposits were $393.3 million and $340.7 million at June 30, 2018 and December 31, 2017, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 44.95% and 45.20% of total deposits at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had brokered time deposits of $19.2 million and $23.3 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At June 30, 2018 and December 31, 2017, respectively, the deposits attributed to the listing service were $13.0 million and $14.3 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. The rules also require the Bank to maintain a capital conservation buffer. The capital conservation buffer requirement began January 1, 2016, at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The table below presents the regulatory capital ratios for the Bank.

	At June 30, 2018
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	12.16%	4.50%	6.50%
Total risk-based capital ratio	13.14%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.16%	6.00%	8.00%
Tier 1 leverage ratio	10.45%	4.00%	5.00%

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

On April 23, 2018, the Company issued and sold 2,310,000 shares of its common stock in an underwritten follow-on public offering. Sandler O’Neill & Partners, L.P., was the managing underwriter for the offering. On May 14, 2018, Sandler O’Neill exercised, in part, its option to purchase additional shares of the Company’s common stock. Pursuant to the exercise of the underwriter’s option, the Company issued and sold an additional 186,000 shares of its common stock. Total underwriting discounts and commissions (inclusive of the underwriter’s option) equaled $1,148,000. A reasonable estimate of the total expenses of the offering, excluding underwriting discounts and commissions, is approximately $382,000 These expenses are not direct or indirect payments (1) to directors, officers, or general partners of the Company or their associates; (2) to persons owning ten percent or more of any class of equity securities of the Company; or (3) to affiliates of the Company. The offering proceeds to the Company after deducting underwriting discounts, commissions, and total expenses are expected to be $18,438,000.

Following the closing of the offering, the Company placed $9,038,000 of the net offering proceeds in a deposit account at the Bank, invested $6,400,000 in the bank, and used an additional $3,000,000 of the net offering proceeds to repay the full outstanding balance of its secured term loan with Community Bankers’ Bank, Midlothian, Virginia. As indicated in its Registration Statement on Form S-1, the Company intends to use the remaining net proceeds to support the continued growth of its franchise and for other general corporate purposes.

Item 6.  Exhibits

Exhibit #	Description

2.1
Agreement and Plan of Merger Reorganization by and between Carolina Trust BancShares, Inc. and Clover Community Bankshares, Inc., dated as of June 14, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.1*
Amended and Restated Employment Agreement dated May 31, 2018, with Edwin E. Laws (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)

10.2*
Amended and Restated Employment Agreement dated May 31, 2018, with Richard M. Rager (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Section 1350 Certification (furnished herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2018 and 2017; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Six Months Ended June 30, 2018 and 2017; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2018 and 2017; (vii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2018 and 2017; and (viii) Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: August 10, 2018	By:	/s/Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer