Form 10-Q
period 2018-09-30
Carolina Trust BancShares, Inc.
filed 2018-11-09
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of November 9, 2018 was 7,156,987.

Part I. FINANCIAL INFORMATION
Item 1 – Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017*
Assets
Cash and due from banks	$9,000	$5,409
Interest-earning deposits with banks	26,416	3,647
Cash and cash equivalents	35,416	9,056

Certificates of deposit with banks	1,498	1,498
Investment securities available for sale, at fair value (amortized cost $31,180 and $32,067)	29,992	31,112
Equity securities	749	-
Federal Home Loan Bank stock, at cost	1,050	1,341
Loans	380,746	348,679
Less: Allowance for loan and lease losses	(3,925)	(3,599)
Net Loans	376,821	345,080

Bank-owned life insurance	7,344	7,197
Accrued interest receivable	1,210	1,078
Bank premises, equipment and software	6,154	6,466
Foreclosed assets	1,782	789
Core deposit intangible, net of accumulated amortization of $737 and $711 at September 30, 2018 and December 31, 2017, respectively	47	73
Other assets	3,108	2,928
Total Assets	$465,171	$406,618

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$66,796	$49,199
Interest-earning demand deposits	123,586	115,396
Savings	23,441	22,066
Time deposits	172,674	153,992
Total deposits	386,497	340,653

Capital lease obligation	158	207
Federal Home Loan Bank advances	16,100	23,600
Long term subordinated debt	9,733	9,676
Accrued interest payable	578	292
Other liabilities	3,151	3,071
Total liabilities	416,217	377,499

Common stock warrant	426	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 7,156,987 and 4,657,880 shares issued and outstanding	17,892	11,645
Additional paid-in capital	25,212	13,008
Retained earnings	6,335	4,772
Accumulated other comprehensive loss	(911)	(732)
Total stockholders’ equity	48,954	29,119
Total Liabilities and Stockholders’ Equity	$465,171	$406,618

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2017 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Interest Income
Interest on investment securities and cash	$383	$219
Interest and fees on loans	5,036	4,215
Total interest income	5,419	4,434

Interest Expense
Interest expense non-maturity deposits	188	131
Interest expense time deposits	733	509
Interest expense borrowed funds	58	60
Interest expense capital lease	3	4
Interest expense debt	2	-
Interest expense on subordinated debt	192	190
Total interest expense	1,176	894
Net interest income	4,243	3,540
Loan loss provision	75	340
Net interest income after loan loss provision	4,168	3,200

Noninterest income
Overdraft fees on deposits	131	117
Interchange fee income, net	67	33
Service charges on deposits	18	16
Mortgage fee income	44	32
Customer service fees	14	13
ATM income	8	7
Bank-owned life insurance income	49	55
Unrealized gain on equity securities	35	-
Other income	8	9
Total noninterest income	374	282

Noninterest expense
Salaries & benefits expense	1,799	1,762
Occupancy expense	193	212
Furniture, fixture & equipment expense	214	142
Data processing expense	198	201
Office supplies expense	1	16
Professional fees	105	91
Advertising and marketing	31	33
Insurance	83	77
Foreclosed asset expense, net	127	22
Loan expense	75	55
Stockholder expense	45	26
Directors fees and expenses	51	59
Telephone expense	101	76
Core deposit intangible amortization expense	9	12
Merger expenses	157	-
Other operating expense	138	177
Total noninterest expense	3,327	2,961
Pre-tax income	1,215	521
Income tax expense	300	170
Net income	$915	$351

Earnings per share
Basic earnings per common share	$0.13	$0.08
Diluted earnings per common share	$0.13	$0.07
Weighted average common shares outstanding	7,156,987	4,654,880
Diluted average common shares outstanding	7,243,875	4,740,660

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2018	2017
Interest Income
Interest on investment securities and cash	$984	$686
Interest on loans	14,460	12,091
Total interest income	15,444	12,777

Interest Expense
Interest expense non-maturity deposits	500	311
Interest expense time deposits	2,043	1,515
Interest expense borrowed funds	248	156
Interest expense capital lease	10	13
Interest expense debt	16	-
Interest expense on subordinated debt	574	568
Total interest expense	3,391	2,563
Net interest income	12,053	10,214
Loan loss provision	415	555
Net interest income after loan loss provision	11,638	9,659

Noninterest income
Overdraft fees on deposits	412	294
Interchange fee income, net	165	96
Service charges on deposits	49	41
Mortgage fee income	86	73
Customer service fees	43	40
ATM income	21	20
Bank-owned life insurance income	147	146
Unrealized gain on equity securities	123	-
Other income	24	22
Total noninterest income	1,070	732

Noninterest expense
Salaries & benefits expense	5,496	5,279
Occupancy expense	607	636
Furniture, fixture & equipment expense	524	435
Data processing expense	588	738
Office supplies expense	42	59
Professional fees	328	333
Advertising and marketing	90	104
Insurance	269	223
Foreclosed asset expense, net	453	283
Loan expense	161	146
Stockholder expense	114	138
Directors fees and expenses	191	198
Telephone expense	241	222
Core deposit intangible amortization expense	26	35
Merger expenses	480	-
Other operating expense	433	436
Total noninterest expense	10,043	9,265
Pre-tax income	2,665	1,126
Income tax expense	659	368
Net income	$2,006	$758

Earnings per share
Basic earnings per common share	$0.33	$0.16
Diluted earnings per common share	$0.32	$0.16
Weighted average common shares outstanding	6,118,461	4,654,717
Diluted average common shares outstanding	6,211,670	4,732,557

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017

Net income	$915	$351

Other comprehensive loss:
Unrealized loss on investment securities:
Unrealized holding losses arising during period	(208)	(256)
Deferred income tax benefit	48	92
Total other comprehensive loss	(160)	(164)

Total comprehensive income	$755	$187

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017

Net income	$2,006	$758

Other comprehensive loss:
Unrealized loss on investment securities:
Unrealized holding losses arising during period	(812)	(78)
Deferred income tax benefit	190	26
Total other comprehensive loss	(622)	(52)

Total comprehensive income	$1,384	$706

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
 (Dollars in thousands)

	2018 Shares Outstanding	September 30, 2018	2017 Shares Outstanding	September 30, 2017
Common stock warrant		$426		$426

Common stock, $2.50 par value
Balance, beginning of year	4,657,880	$11,645	4,650,808	$11,627
Exercise of stock options	3,107	7	-	-
Restricted stock vesting	-	-	3,334	8
Sale of common stock	2,496,000	6,240	738	2
Balance, end of period	7,156,987	$17,892	4,654,880	$11,637

Additional paid-in capital
Balance, beginning of year		$13,008		$12,988
Stock-based compensation		1		23
Exercise of stock options		8		1
Restricted stock vesting		-		(8)
Sale of common stock		12,195		-
Balance, end of period		$25,212		$13,004

Retained earnings
Balance, beginning of year		$4,772		$4,241
Net income		2,006		758
Reclassification of loss on equity securities		(443)		-
Balance, end of period		$6,335		$4,999

Accumulated other comprehensive loss
Balance, beginning of year		$(732)		$(249)
Reclassification of loss on equity securities		443		-
Other comprehensive loss		(622)		(52)
Balance, end of period		$(911)		$(301)

Total stockholders’ equity		$48,954		$29,765

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$2,006	$758
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	415	555
Depreciation and amortization of bank premises, equipment and software	346	327
Accretion of loan fair value adjustments related to acquisition	(5)	(6)
Net amortization of bond premiums/discounts	104	112
Amortization of long term subordinated debt issuance costs	57	53
Unrealized gain on equity securities	(123)	-
Amortization of core deposit intangible	26	35
Stock compensation expense	1	23
Increase in value of life insurance contracts	(147)	(146)
Net losses and impairment write-downs on foreclosed assets	295	217
Deferred tax provision	27	685
Increase in other assets	(17)	(56)
Increase in accrued interest receivable	(132)	(30)
Increase in accrued interest payable	286	163
Increase (decrease) in other liabilities	80	(419)
Net cash and cash equivalents provided by operating activities	3,219	2,271

Cash flows from investing activities
Net increase in loans	(33,769)	(32,262)
Proceeds from sale of foreclosed assets	330	523
Net purchases of bank premises, equipment and software	(34)	(472)
Purchase of Bank owned life insurance	-	(5,500)
Purchase of available-for-sale securities	(3,034)	(4,832)
Proceeds from maturities, calls and pay-downs of available-for-sale securities	2,612	3,371
Redemptions (purchases) of Federal Home Loan Bank stock	291	(249)
Net cash and cash equivalents used in investing activities	(33,604)	(39,421)

Cash flows from financing activities
Net increase in deposits	45,844	18,923
Increase (decrease) in Federal Home Loan Bank advances	(7,500)	6,000
Payment of capital lease obligation	(49)	(46)
Issuance of long term debt	3,000	-
Repayment of long term debt	(3,000)	-
Net proceeds from issuance of common stock	18,450	3
Net cash and cash equivalents provided by financing activities	56,745	24,880
Net increase (decrease) in cash and cash equivalents	26,360	(12,270)

Cash and cash equivalents, beginning	9,056	26,149
Cash and cash equivalents, ending	$35,416	$13,879

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$631	$15
Cash paid during the period for interest	$3,105	$2,400

Noncash financing and investing activities
Unrealized loss on investment securities available-for-sale, net of taxes	$(622)	$(52)
Transfer of loans to foreclosed assets	$(1,618)	$(196)

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(1)	Presentation of Financial Statements

The consolidated financial statements include the accounts of Carolina Trust BancShares, Inc. (the “Company”), its subsidiary, Carolina Trust Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation. On August 16, 2016, the Company announced that it had consummated a statutory share exchange pursuant to which it became the parent company of the Bank.  Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate.  The Company is a North Carolina business corporation that is operating as a registered bank holding company under the Bank Holding Company Act of 1956.  The Bank is the only subsidiary of the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under existing guidance. This analysis may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a result of the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company adopted this standard in 2018 using the full retrospective approach.  The majority of the Company’s revenues are generated from financial instruments which are not within the scope of this standard.  Management has evaluated the impact for its various other revenue streams including the following:  deposit account fees and service charges; other fees such as wire services and check cashing services; ATM surcharges; card related fees; and gains and losses from sales of foreclosed properties and fixed assets.  This evaluation led management to conclude that this standard does not materially impact its financial statements.  Additionally, based on underlying contracts, this standard requires the Company to report costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such costs were reported as check card expenses. For the three and nine months ended September 30, 2018, gross interchange fees totaled $145,000 and $397,000, respectively, and related costs totaled $78,000 and $232,000, respectively. In the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, we reported on a net basis $67,000 and $165,000, respectively, as interchange fee income. For the three and nine months ended September 30, 2017, gross interchange fees totaled $118,000 and $361,000, respectively, and related costs totaled $85,000 and $265,000, respectively. In the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, we reported on a net basis $33,000 and $96,000, respectively, as interchange fee income.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement. These amendments remove the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact this standard will have on its disclosures.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

The following table summarizes earnings per share and the shares utilized in the computations for the three and nine months ended September 30, 2018 and 2017, respectively:

Dollars in thousands, except per share data	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Three months ended September 30, 2018
Basic earnings per common share	$915	7,156,987	$0.13
Effect of dilutive stock options		72,609
Effect of dilutive stock warrants		14,279
Diluted earnings per common share	$915	7,243,875	$0.13

Three months ended September 30, 2017
Basic earnings per common share	$351	4,654,880	$0.08
Effect of dilutive stock options		73,545
Effect of dilutive stock warrants		12,235
Diluted earnings per common share	$351	4,740,660	$0.07

	Net Income Available to Common Shareholders	Weighted Average Common Shares	Per Share Amount
Dollars in thousands, except per share data
Nine months ended September 30, 2018
Basic earnings per common share	$2,006	6,118,461	$0.33
Effect of dilutive stock options		75,598
Effect of dilutive stock warrants		17,611
Diluted earnings per common share	$2,006	6,211,670	$0.32

Nine months ended September 30, 2017
Basic earnings per common share	$758	4,654,717	$0.16
Effect of dilutive stock options		69,168
Effect of dilutive stock warrants		8,672
Diluted earnings per common share	$758	4,732,557	$0.16

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

For the three and nine months ended September 30, 2018, there were no shares that were anti-dilutive. For the three and nine months ended September 30, 2017, there were 35,981 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

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

Cash and Due from Banks and Interest-Earning Deposits with Banks

The carrying amounts for cash and due from banks and interest-earning deposits with banks approximate fair value because of the short maturities of those instruments.

Certificates of Deposit with Banks

The fair value of certificates of deposit with banks is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at September 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$9,000	$9,000	$-	$-	$9,000
Interest-earning deposits with banks	26,416	26,416	-	-	26,416
Certificates of deposit with banks	1,498	-	1,474	-	1,474
Federal Home Loan Bank stock	1,050	-	1,050	-	1,050
Investment securities available-for-sale	29,992	-	29,992	-	29,992
Equity securities	749	749	-	-	749
Net loans	376,821	-	-	365,056	365,056
Accrued interest receivable	1,210	-	1,210	-	1,210

LIABILITIES
Deposits	$386,497	$-	$375,220	$-	$375,220
Capital lease obligation	158	-	158	-	158
Federal Home Loan Bank advances	16,100	-	16,008	-	16,008
Long term subordinated debt	9,733	-	9,716	-	9,716
Accrued interest payable	578	-	578	-	578

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$5,409	$5,409	$-	$-	$5,409
Interest-earning deposits with banks	3,647	3,647	-	-	3,647
Certificates of deposit with banks	1,498	-	1,519	-	1,519
Federal Home Loan Bank stock	1,341	-	1,341	-	1,341
Investment securities available-for-sale	31,112	626	30,486	-	31,112
Net loans	345,080	-	-	345,370	345,370
Accrued interest receivable	1,078	-	1,078	-	1,078

LIABILITIES
Deposits	$340,653	$-	$330,672	$-	$330,672
Capital lease obligation	207	-	207	-	207
Federal Home Loan Bank advances	23,600	-	23,495	-	23,495
Long term subordinated debt	9,676	-	9,619	-	9,619
Accrued interest payable	292	-	292	-	292

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

Investment Securities Available-for-Sale and Equity Securities

Investment securities available-for-sale and equity securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in an active over-the-counter market.  Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.   There have been no changes in valuation techniques during 2018. Valuation techniques are consistent with techniques used in prior periods.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2018
Available-for-Sale Securities
U.S. Government and federal agency	$10,612	$-	$10,612	$-
Mortgage-backed securities*	19,095	-	19,095	-
Municipal securities	285	-	285	-
Total available-for-sale securities	29,992	-	29,992	-
Equity securities	749	749	-	-
Total	$30,741	$749	$29,992	$-

December 31, 2017
U.S. Government and federal agency	$11,276	$-	$11,276	$-
Mortgage-backed securities*	18,915	-	18,915	-
Municipal securities	295	-	295	-
Equity securities	626	626	-	-
Total	$31,112	$626	$30,486	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended September 30, 2018 and December 31, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

   Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At September 30, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.7 million and the fair value of the collateral method was used in the other twenty-three loans totaling $2.5 million. At December 31, 2017, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.9 million and the fair value of the collateral method was used in the other twenty-nine loans totaling $4.2 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the period ended September 30, 2018. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses and a write-down based upon the fair value of the underlying collateral or discounted cash flows during the nine months ended September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
Dollars in thousands	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans before allocations	$-	$1,354	-	$1,812
Specific valuation allowance allocations	-	(233)	-	(251)
Carrying value of impaired loans after allocations	$-	$1,121	-	$1,561

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

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the three months ended September 30, 2018, there were no assets that were written down prior to foreclosure. For the nine months ended September 30, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the three months ended September 30, 2018, foreclosed assets with a carrying value of $640,000 were written down by $53,000 to $587,000 subsequent to foreclosure and for the nine months ended September 30, 2018, $1,618,000 were written down by $301,000 to $1,317,000 subsequent to foreclosure. For the three and nine months ended September 30, 2017, there were no assets written down subsequent to foreclosure.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2018
Foreclosed assets	$1,317	$-	$-	$1,317
Impaired loans	1,121	-	-	1,121
Total	$2,438	$-	$-	$2,438

December 31, 2017
Foreclosed assets	$324	$-	$-	$324
Impaired loans	1,621	-	-	1,621
Total	$1,945	$-	$-	$1,945

Quantitative Information About Level 3 Fair Value Measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
September 30, 2018
Impaired loans	$1,121	Discounted cash flows	Discount rate	4.75% - 8.50%	7.18%
Foreclosed assets	1,317	Discounted appraisals	Appraisal adjustments	6.00% -8.00%	7.12%

December 31, 2017
Impaired loans	$101	Discounted appraisals	Appraisal adjustments	20.00 – 25.00%	23.33%
	1,520	Discounted cash flows	Discount rate	4.75 – 8.50%	7.06%

Foreclosed assets	324	Discounted appraisals	Appraisal adjustments	15.00%	15.00%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(5)	Investment Securities

The amortized cost and fair value of available-for-sale securities, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
U.S. Government and federal agency	$11,076	$4	$(468)	$10,612
Mortgage-backed securities *	19,811	15	(731)	19,095
Municipal securities	293	-	(8)	285
	$31,180	$19	$(1,207)	$29,992

December 31, 2017
U.S. Government and federal agency	$11,424	$11	$(159)	$11,276
Mortgage-backed securities *	19,142	61	(288)	18,915
Municipal securities	297	-	(2)	295
Equity securities	1,204	-	(578)	626
	$32,067	$72	$(1,027)	$31,112

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

The amortized cost and fair values of securities available-for-sale at September 30, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$-	$-
Due after one but within five years	8,351	8,043
Due after five but within ten years	6,740	6,439
Due after ten years	16,089	15,510
	$31,180	$29,992

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table details unrealized losses and related fair values in the Company’s investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017, respectively.

	Temporarily Impaired Securities in Available-for-Sale Portfolio

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
September 30, 2018
Available for sale securities
U.S. Government and federal agency	$1,917	$(73)	$8,554	$(395)	$10,471	$(468)
Mortgage-backed securities *	5,567	(89)	11,892	(642)	17,459	(731)
Municipal Securities	-	-	285	(8)	285	(8)
Total temporarily impaired securities	$7,484	$(162)	$20,731	$(1,045)	$28,215	$(1,207)

December 31, 2017
U.S. Government and federal agency	$7,101	$(88)	$2,008	$(71)	$9,109	$(159)
Mortgage-backed securities *	5,472	(38)	10,560	(250)	16,032	(288)
Municipal securities	295	(2)	-	-	295	(2)
Equity securities	626	(577)	-	(1)	626	(578)
Total temporarily impaired securities	$13,494	$(705)	$12,568	$(322)	$26,062	$(1,027)

*All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government-sponsored enterprises FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2018, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses on debt securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management analyzed the issuer data from public filings, reviewed transcripts of earnings discussions, and assessed whether the decline in value was other than temporary.

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality for the debt securities.  Accordingly, as of September 30, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s net income.

Securities with a fair value of $926,000 at September 30, 2018 were pledged to secure public funds. The Company had no sales of securities during the three and nine month periods ended September 30, 2018 and September 30, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(6)	Loans

The following is a summary of loans at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Dollars in thousands	Amount	Percent of Total	Amount	Percent of Total
Commercial real estate
Residential ADC	$4,610	1.21%	$7,242	2.08%
Commercial ADC	23,293	6.12%	24,364	6.99%
Farmland	5,322	1.40%	5,392	1.55%
Multifamily	16,099	4.23%	11,967	3.43%
Owner occupied	97,982	25.73%	84,808	24.32%
Non-owner occupied	94,769	24.89%	79,549	22.81%
Total commercial real estate	242,075	63.58%	213,322	61.18%

Commercial
Commercial and industrial	46,767	12.28%	47,032	13.49%
Agriculture	296	0.08%	415	0.12%
Other	1,603	0.42%	1,420	0.40%
Total commercial	48,666	12.78%	48,867	14.01%

Residential mortgage
First lien, closed-end	51,240	13.46%	47,936	13.75%
Junior lien, closed-end	703	0.18%	1,123	0.32%
Total residential mortgage	51,943	13.64%	49,059	14.07%

Home equity lines	34,110	8.96%	33,672	9.66%
Consumer – other	3,952	1.04%	3,759	1.08%

Total loans	$380,746	100.00%	$348,679	100.00%

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, Iredell, and Rowan Counties in North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	September 30, 2018	December 31, 2017
Dollars in thousands
Commercial real estate
Commercial ADC	$3	$5
Owner occupied	944	2,031
Non-owner occupied	5	28
Total commercial real estate	952	2,064
Commercial
Commercial and industrial	-	25
Total commercial	-	25
Residential mortgage:
First lien, closed end	62	86
Junior lien, closed end	5	455
Total residential mortgage	67	541
Home equity lines	29	34
Consumer – other	9	-
Total non-accrual loans	$1,057	$2,664

Interest foregone on non-accrual loans was approximately $22,000 and $59,000 for the three and nine months ended September 30, 2018 and $48,000 and $85,000 for the three and nine months ended September 30, 2017.

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
September 30, 2018
Commercial real estate:
Residential ADC	$-	$-	$-	$4,610	$4,610	$-
Commercial ADC	41	-	41	23,252	23,293	-
Farmland	-	-	-	5,322	5,322	-
Multifamily	-	-	-	16,099	16,099	-
Owner occupied	329	938	1,267	96,715	97,982	-
Non-owner occupied	5	-	5	94,764	94,769	-
Total commercial real estate	375	938	1,313	240,762	242,075	-
Commercial:
Commercial and industrial	128	-	128	46,639	46,767	-
Agriculture	-	-	-	296	296	-
Other	-	-	-	1,603	1,603	-
Total commercial	128	-	128	48,538	48,666	-
Residential mortgage:
First lien, closed end	161	37	198	51,042	51,240	-
Junior lien, closed-end	-	-	-	703	703	-
Total residential mortgage	161	37	198	51,745	51,943	-
Home equity lines	86		86	34,024	34,110	-
Consumer – other	10	7	17	3,935	3,952	-
Total loans	$760	$982	$1,742	$379,004	$380,746	$-

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

In thousands	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2017
Commercial real estate:
Residential ADC	$-	$-	$-	$7,242	$7,242	$-
Commercial ADC	-	-	-	24,364	24,364	-
Farmland	-	-	-	5,392	5,392	-
Multifamily	-	-	-	11,967	11,967	-
Owner occupied	254	2,018	2,272	82,536	84,808	-
Non-owner occupied	144	-	144	79,405	79,549	-
Total commercial real estate	398	2,018	2,416	210,906	213,322	-
Commercial:
Commercial and industrial	-	25	25	47,007	47,032	-
Agriculture	-	-	-	415	415	-
Other	-	-	-	1,420	1,420	-
Total commercial	-	25	25	48,842	48,867	-
Residential mortgage:
First lien, closed end	50	135	185	47,751	47,936	79
Junior lien, closed-end	-	449	449	674	1,123	-
Total residential mortgage	50	584	634	48,425	49,059	79
Home equity lines	200	3	203	33,469	33,672	3
Consumer – other	10	-	10	3,749	3,759	-
Total loans	$658	$2,630	$3,288	$345,391	$348,679	$82

At September 30, 2018 there were no loans past due 90 days or more, which were still accruing interest.  There were two loans totaling $82,000 past due 90 days or more and still accruing interest at December 31, 2017.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Impaired loans

Impaired loans are set forth in the following tables.

September 30, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	2,441	2,441	-	-
Non-owner occupied	5	5	-	-
Total commercial real estate	2,450	2,450	-	-
Commercial
Commercial and industrial	648	278	370	103
Residential mortgage
First lien, closed-end	894	62	773	47
Junior lien, closed- end	425	215	210	82
Total residential mortgage	1,319	277	983	129
Home equity lines	132	87	-	-
Consumer – other	8	7	1	1
Total loans	$4,557	$3,099	$1,354	$233

December 31, 2017
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$4	$4	$-	$-
Owner occupied	3,721	3,591	-	-
Non-owner occupied	28	28	-	-
Total commercial real estate	3,753	3,623	-	-
Commercial
Commercial and industrial	766	25	741	144
Residential mortgage
First lien, closed-end	1,040	165	811	24
Junior lien, closed- end	884	670	215	79
Total residential mortgage	1,924	835	1,026	103
Home equity lines	151	106	-	-
Consumer – other	1	-	1	1
Total loans	$6,595	$4,589	$1,768	$248

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

	3 months ended September 30, 2018		3 months ended September 30, 2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$1	$-	$746	$-
Farmland	-	-	30	-
Multifamily	-		147	-
Owner occupied	619	20	3,482	40
Non-owner occupied	1	-	222	-
Total commercial real estate	621	20	4,627	40
Commercial
Commercial and industrial	171	11	1,005	13
Residential mortgage
First lien, closed-end	216	16	1,461	13
Junior lien, closed- end	107	5	890	3
Total residential mortgage	323	21	2,351	16
Home equity lines	22	1	119	1
Consumer – other	1	-	-	-
Total loans	$1,138	$53	$8,102	$70

	9 months ended September 30, 2018		9 months ended September 30, 2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$7	$-	$1,061	$-
Farmland	-	-	31	-
Multifamily	57	-	124	-
Owner occupied	2,658	10	2,284	94
Non-owner occupied	12	-	91	-
Total commercial real estate	2,734	10	3,591	94
Commercial
Commercial and industrial	711	18	1,271	45
Residential mortgage
First lien, closed-end	892	96	1,196	44
Junior lien, closed- end	519	16	336	9
Total residential mortgage	1,411	112	1,532	53
Home equity lines	96	2	111	5
Consumer – other	6	17	1	-
Total loans	$4,958	$159	$6,506	$197

Troubled Debt Restructurings

As of September 30, 2018, eleven loans totaling $3,925,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $4,163,000 were identified as troubled debt restructurings and considered impaired at December 31, 2017, none of which had unfunded commitments.

Of the eleven loans identified as troubled debt restructurings at September 30, 2018, nine loans totaling $3,200,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2017, nine loans totaling $3,398,000 were accruing interest.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

For the three and nine months ended September 30, 2018 and 2017, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post Modification Outstanding Recorded Investment
	(dollars in thousands)
Extended Payment Terms
Consumer - other	-	$-	$-	1	$1	$1

Total	-	$-	$-	1	$1	$1
Grand Total	-	$-	$-	1	$1	$1

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment	Number of loans	Unpaid Principal Pre-Modification	Post Modification Outstanding Recorded Investment
	(dollars in thousands)
Forgiveness of Principal Residential Mortgage:
Junior lien, closed end	-	$-	$-	2	$636	$433
Total residential mortgage	-	-	-	2	636	433
Total	-	$-	$-	2	$636	$433
Grand Total	-	$-	$-	2	$636	$433

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

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2018.

The following table presents loans that were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2017. The type labeled other includes concessions made to capitalize interest and extend interest only periods.

	Three months ended September 30, 2017		Three months ended September 30, 2017
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Other
Commercial:
Commercial and industrial	-	$-	1	$136
Total commercial	-	$-	1	$136

Grand Total	-	$-	1	$136

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2018 and 2017.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2018	(Dollars in thousands)
Extended payment terms	-	$-	1	$1	-	$-	-	$-
Forgiveness of principal	-	-		-	-	-	-	-
Total	-	$-	1	$1	-	$-	-	$-

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2017	(Dollars in thousands)
Forgiveness of principal	-	$-	2	$433	-	$-	-	$-
Other	-	-	-	-	-	-	1	136
Total	-	$-	2	$433	-	$-	1	$136

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table presents the credit risk profile by internally assigned risk grades.

September 30, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$4,610	$-	$-	$-	$-
Commercial ADC	23,047	243	3	-	-
Farmland	5,322	-	-	-	-
Multifamily	16,099	-	-	-	-
Owner occupied	95,916	984	1,082	-	-
Non-owner occupied	93,824	814	131	-	-
Total commercial real estate	238,818	2,041	1,216	-	-
Commercial:
Commercial and industrial	45,332	1,065	370	-	-
Agriculture	296	-	-	-	-
Other	1,603	-	-	-	-
Total commercial	47,231	1,065	370	-	-
Residential mortgage:
First lien, closed-end	50,448	660	132	-	-
Junior lien, closed-end	279	419	5	-	-
Total residential mortgage	50,727	1,079	137	-	-
Home equity lines	33,235	788	87	-	-
Consumer – other	3,787	156	9	-	-
Total	$373,798	$5,129	$1,819	$-	$-

December 31, 2017
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$7,242	$-	$-	$-	$-
Commercial ADC	23,883	477	4	-	-
Farmland	5,392	-	-	-	-
Multifamily	11,967	-	-	-	-
Owner occupied	81,584	1,049	2,175	-	-
Non-owner occupied	78,531	855	163	-	-
Total commercial real estate	208,599	2,381	2,342	-	-
Commercial:
Commercial and industrial	45,480	1,130	422	-	-
Agriculture	415	-	-	-	-
Other	1,420	-	-	-	-
Total commercial	47,315	1,130	422	-	-
Residential mortgage:
First lien, closed-end	47,257	513	166	-	-
Junior lien, closed-end	239	-	884	-	-
Total residential mortgage	47,496	513	1,050	-	-
Home equity lines	32,005	1,543	124	-	-
Consumer – other	3,596	162	1	-	-
Total	$339,011	$5,729	$3,939	$-	$-

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses of $75,000 and $415,000 for the three and nine months ended September 30, 2018.  The Company recorded provisions for loan losses for the both the three and nine months ended September 30, 2017 that totaled $340,000 and $555,000, respectively. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2018
Commercial real estate	$2,504	$76	$-	$3	$2,583
Commercial and industrial	608	4	-	3	615
Residential mortgage	532	-	-	-	532
Consumer	200	(5)	(3)	3	195
Total	$3,844	$75	$(3)	$9	$3,925

September 30, 2017
Commercial real estate	$1,954	$133	$(134)	$140	$2,093
Commercial and industrial	501	241	(136)	-	606
Residential mortgage	524	(13)	-	-	511
Consumer	234	(21)	(8)	8	213
Total	$3,213	$340	$(278)	$148	$3,423

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2018
Commercial real estate	$2,260	$340	$(50)	$33	$2,583
Commercial and industrial	634	(2)	(25)	8	615
Residential mortgage	505	77	(50)	-	532
Consumer	200	-	(13)	8	195
Total	$3,599	$415	$(138)	$49	$3,925

September 30, 2017
Commercial real estate	$1,607	$546	$(208)	$148	$2,093
Commercial and industrial	1,171	(214)	(369)	18	606
Residential mortgage	427	139	(66)	11	511
Consumer	188	84	(73)	14	213
Total	$3,393	$555	$(716)	$191	$3,423

The allocation of the allowance for loan losses for September 30, 2018 and December 31, 2017 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
September 30, 2018
Commercial real estate	$-	$2,583	$2,583
Commercial and industrial	103	512	615
Residential mortgage	129	403	532
Consumer	1	194	195
Total	$233	$3,692	$3,925

December 31, 2017
Commercial real estate	$-	$2,260	$2,260
Commercial and industrial	144	490	634
Residential mortgage	103	402	505
Consumer	1	199	200
Total	$248	$3,351	$3,599

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

The Company’s recorded investment in loans as of September 30, 2018 and December 31, 2017 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	September 30, 2018		December 31, 2017
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,450	$239,625	$3,623	$209,699
Commercial and industrial	648	48,018	766	48,101
Residential mortgage	1,260	50,683	1,861	47,198
Consumer and home equity lines	95	37,967	107	37,324
Total	$4,453	$376,293	$6,357	$342,322

At September 30, 2018, the Company had pre-approved but unused lines of credit totaling $74.9 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity for the nine months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
Dollars in thousands
Balance, beginning of year	$1,740	$2,043
Loan disbursements	236	84
Loan repayments	(1,505)	(345)
Balance, end of quarter	$471	$1,782

At September 30, 2018 and 2017, the Company had pre-approved but unused lines of credit totaling $145,000 and $374,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $2,689,000 and $1,912,000 at September 30, 2018 and 2017, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

(7)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine month periods ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Dollars in thousands
Balance, beginning of year	$789	$1,011
Additions	1,618	196
Proceeds from sale	(330)	(523)
Valuation adjustments	(317)	(193)
Gains/(losses) on sales	22	(24)
Balance, end of quarter	$1,782	$467

The Company has two foreclosed residential real estate properties totaling $794,000 as of September 30, 2018.

The company did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2018.

(8)	Stock Option Plans

The Company has six share-based compensation plans in effect at September 30, 2018 and September 30, 2017. There were no compensation cost charged against income for the three months ended September 30, 2018 and $1,000 charged against income for those plans for the nine months ended September 30, 2018.  The compensation cost charged against income for those plans for the three and nine months ended September 30, 2017 was $5,000 and $23,000, respectively.

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

As a result of the merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of September 30, 2018, there were 76,845 options outstanding from the converted plans with exercise prices ranging from $2.13 to $10.40.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Dollars in thousands
Option Grants	$-	$5
Restricted Stock Grants	-	-
Total compensation expense	$-	$5

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Dollars in thousands
Option Grants	$1	$23
Restricted Stock Grants	-	-
Total compensation expense	$1	$23

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements(Unaudited)

A summary of option activity under the stock option plans as of September 30, 2018 and changes during the period ended September 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	151,173	$4.54	5.27 years
Exercised	(3,107)	4.84
Expired	(12,000)	12.22
Outstanding, September 30, 2018	136,066	$3.85	4.94 years	$594,586

Exercisable, September 30, 2018	136,066	$3.85		$594,586

There were 958 options vested and no options granted during the nine months ended September 30, 2018.  As of September 30, 2018 there was no unrecognized compensation cost related to non-vested options granted under all of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three and nine months ended September 30, 2018.

A summary of restricted stock activity during the three and nine months ended September 30, 2017 is presented below:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	-	-	3,334	$3.31
Granted	-		-
Vested	-		(3,334)
Ending balance outstanding	-	-	-	-

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of September 30, 2018 is as follows:

Financial instruments whose contract represents credit risk
September 30, 2018
Dollars in thousands
Undisbursed lines of credit	$74,864
Letters of credit	546
$75,410

(10)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of September 30, 2018.

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

Based on the Company’s 10-day volume weighted closing price of $8.23 per share as of November 2,  2018, the aggregate deal value is approximately $21.8 million.

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

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to caution regarding the financial condition of the Company, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

☐	the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the proposed merger with Clover (the “Pending Merger”);
☐	the ability to complete the Pending Merger as expected and within the expected timeframe;
☐
the possibility that (1) any of the anticipated benefits of the Pending Merger will not be realized or will not be realized within the expected time period, (2) the businesses of the Company and Clover may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, (3) the expected revenue synergies and cost savings from the Pending Merger may not be fully realized or realized within the expected time frame, (4) revenues following the Pending Merger may be lower than expected, or (5) customer and employee relationships and business operations may be disrupted by the Pending Merger;

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

Discussion of Financial Condition at September 30, 2018 and December 31, 2017

During the period from December 31, 2017 to September 30, 2018, total assets increased by approximately $58.6 million, or 14.40%. The increase, reflected primarily in interest-earning deposits with banks and loans, was funded by an increase in deposits and capital. Interest-earning deposits with banks, securities available-for-sale and equity securities at September 30, 2018 totaled $57.2 million compared to $34.8 million at December 31, 2017.

The Company’s investment securities portfolio as of September 30, 2018 totaled $30.7 million, a decrease of $372,000 when compared to the $31.1 million reported at December 31, 2017. At September 30, 2018, the Company had a net unrealized loss on available-for-sale securities of $911,000, net of tax, as compared to a net unrealized loss of $732,000, net of tax, at December 31, 2017. On January 1, 2018 the Company adopted the FASB ASU 2016-01 in which there was an initial reclassification from accumulated other comprehensive income in the amount of $443,000 recorded to retained earnings for the loss on equity investments.

At September 30, 2018, net loans constituted 81.01% of the Company’s total assets. Net loans increased by $31.7 million from December 31, 2017 to September 30, 2018. Of all of the portfolio segments that increased during the first nine months of 2018, commercial real estate experienced the largest amount of growth at $28.8 million or 13.48%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

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

At September 30, 2018 and December 31, 2017 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $4.5 million and $6.4 million, respectively. Impaired loans of $1.4 million and $1.8 million had related allowances for loan losses totaling $233,000 and $248,000 at September 30, 2018 and December 31, 2017, respectively. There were $3.1 million and $4.6 million of impaired loans without a specific allowance at September 30, 2018 and December 31, 2017, respectively.  Impaired loans at September 30, 2018 and December 31, 2017 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At September 30, 2018, there were eleven loans amounting to approximately $3.9 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balance. These eleven restructured loans are considered troubled debt restructurings at September 30, 2018 and have specific reserves amounting to approximately $233,000. Of these eleven loans, nine loans totaling $3.2 million were accruing interest at September 30, 2018.  At December 31, 2017, there were ten loans totaling $4.2 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.4 million were accruing interest. Reserves for loans not considered impaired were approximately $3.7 million and $3.4 million at September 30, 2018 and December 31, 2017, respectively. The allowance for loan losses at both September 30, 2018 and December 31, 2017 was 1.03% of gross loans outstanding.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $20.0 million at September 30, 2018 compared to $15.6 million at December 31, 2017.  The increase is attributed mostly to the increase in cash and due from banks of $3.6 million, or 66.40% and to an increase in foreclosed assets of $1.0 million or 125.83%.  At September 30, 2018, foreclosed assets consisted of six properties valued at $1.8 million. At December 31, 2017, foreclosed assets consisted of five properties valued at $789,000.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $45.8 million, or 13.46%, for the nine months ended September 30, 2018. The growth is due to the increases in noninterest-earning demand deposits of $17.6 million, or 35.77%, interest-earning demand deposits of $8.2 million, or 7.10%, savings deposits of $1.4 million or 6.23%, and time deposits of $18.7 million or 12.13%.

Federal Home Loan Bank advances totaled $16.1 million at September 30, 2018, a decrease of $7.5 million from the $23.6 million advanced at December 31, 2017.

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

Stockholders’ equity amounted to $49.0 million, or 10.52% of total assets at September 30, 2018, compared to $29.1 million, or 7.16% of total assets at December 31, 2017.

Discussion of Results of Operations

For the three months ended September 30, 2018 and 2017

Net Income and Net Income Available to Common Shareholders

Net income for the three months ended September 30, 2018 was $915,000 compared to $351,000 for the third quarter of 2017, an increase of $564,000. Diluted earnings per common share was $0.13 for the three months ended September 30, 2018 compared to $0.07 for the third quarter of 2017.  The increase in net income is primarily due to an increase in interest income on loans of $821,000 as average loans increased by $44 million from the third quarter of 2017 to the third quarter of 2018. The interest income was partially offset by an increase in interest expense of $282,000 due to an increase in total deposits outstanding and merger expenses of $157,000 relating to the proposed acquisition of Clover Community Bankshares, Inc.

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

Net interest income for the quarter ended September 30, 2018 totaled $4,243,000 compared to $3,540,000 for the quarter ended September 30, 2017. The Company’s net interest spread decreased by 11 basis points to 3.53% from 3.64% for the quarters ended September 30, 2018 and 2017, respectively. Net interest margin on average interest earning assets increased by 2 basis points to 3.82% from 3.80% for the quarters ended September 30, 2018 and 2017, respectively.

The decrease in net interest spread was primarily due to an increase in the percentage of average interest-earning cash with banks as a component of total average earning assets.  The yield on interest earning cash with banks is lower than the overall earning asset yield.  So, increasing the percentage of interest earning cash with banks softened the overall increase in the earning asset yield.  The percentages of interest-earning cash with banks to total earning assets were 7.4% and 1.5%, for the quarters ended September 30, 2018 and 2017, respectively.  The spread between the yield on loans and the cost of interest bearing liabilities actually expanded by 6 basis points.  Loan increased by 28 basis points to 5.32% while the cost of interest bearing liabilities increased by 22 basis points to 1.34%, comparing the quarters ended September 30, 2018 and 2017.

The slight increase in the net interest margin was due to an increase in the percentage of total funding (i.e. interest bearing liabilities plus noninterest bearing deposits) from noninterest bearing deposits and to an increase in the yield on loans.  The percentage of average noninterest bearing deposits to average total funding increased to 16.3% from 12.5% for the third quarters of 2018 and 2017, respectively.

Provision for Loan Losses

The Company recorded a provision for loan losses of $75,000 and $340,000 for the quarters ended September 30, 2018 and 2017.  This decrease of $265,000 in the provision for loan losses is due to a decrease in the amount of impaired loans with an allowance. The ratio of the allowance for loan and lease losses as a percentage of total loans increased from 1.01% at September 30, 2017 to 1.03% at September 30, 2018. The increase in this percentage is due to increase in the qualitative factor for nature and volume of the portfolio for Residential and Commercial acquisition, development and construction (“ADC”) loans, Commercial Real Estate loans and Commercial and Industrial loans used in the model. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

September 30, 2018	$380,746	$1,057	$(6)	$3,925
June 30, 2018	374,026	1,105	95	3,844
March 31, 2018	367,039	1,125	71	3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825

Non-interest Income

Non-interest income for the quarter ended September 30, 2018 totaled $374,000, an increase of $92,000 over the $282,000 reported for the quarter ended September 30, 2017. The primary factors contributing to the overall increase were the increase in interchange fees of $34,000 for the quarter ended September 30, 2018 when compared to the same period in 2017 and the unrealized gain on equity securities of $35,000 for the quarter ended September 30, 2018.  On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income to retained earnings and from that date forward will be recorded on the income statement.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the three months ended September 30, 2018 and September 30, 2017 reported on a net basis totaled $67,000 and $33,000, respectively.

Non-interest Expense

Non-interest expenses for the September 30, 2018 and 2017 quarters totaled $3,327,000 and $2,961,000, respectively. The $366,000 increase was due in part to Merger expenses of $157,000 relating to the proposed acquisition of Clover Community Bank and an increase of foreclosed asset expenses in the amount of $105,000 due to the valuation adjustment of four properties and maintenance work completed on another property. Furniture, fixture and equipment expenses also increased $72,000 mainly due to increased network monitoring and security costs.

Income Tax Expense

The Company recorded income tax expense of $300,000 for the three-months ended September 30, 2018 resulting in an effective tax rate of 25%. For the same period in 2017, the Company recorded income tax expense of $170,000 with an effective tax rate of 33%. The Company’s federal income tax rate was lowered from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017. For 2018, the effective tax rate is higher than the statutory rate mainly due to the $242,000 in merger expenses that are non-deductible.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019.

Discussion of Results of Operations

For the nine months ended September 30, 2018 and 2017

Net Income and Net Income Available to Common Shareholders

Net income for the nine months ended September 30, 2018 was $2,006,000 compared to $758,000 for the nine months ended September 30, 2017, an increase of $1.2 million. Diluted earnings per common share was $0.32 for the nine months ended September 30, 2018 and $0.16 for the nine months ended September 30, 2017.

Net Interest Income

Net interest income for the nine months ended September 30, 2018 totaled $12,053,000 compared to $10,214,000 for the nine months ended September 30, 2017. The Company’s net interest spread was approximately 3.56% and 3.62% for the nine months ended September 30, 2018 and 2017, respectively. Net interest margin on average interest earning assets was 3.79% and 3.77% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net interest spread was 0.06%, and the increase in net interest margin was 0.02%, respectively.  These variances were attributed to the same causes that were provided in the discussion of quarterly results above.

Provision for Loan Losses

The Company recorded provision for loan losses of $415,000 and $555,000 for the nine months ended September 30, 2018 and 2017, respectively.  This decrease in the provision for loan losses is due to a decrease in the amount of impaired loans with an allowance. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the nine months ended September 30, 2018 and 2017 totaled $1,070,000 and $732,000, respectively. The increase of $338,000 is comprised of overdraft fees on deposits and the unrealized gain on equity securities.  Overdraft fees on deposits increased by $118,000 or 39.83% and the unrealized gain on equity securities was $123,000. On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income to retained earnings and from that date forward will be recorded on the income statement.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the nine months ended September 30, 2018 and September 30, 2017 reported on a net basis totaled $165,000 and $96,000, respectively.

Non-interest Expense

Non-interest expenses for the nine months ended September 30, 2018 and 2017 totaled $10,043,000 and $9,265,000, respectively. The $778,000 increase was due in part to $480,000 of merger expenses for the proposed acquisition of Clover Community Bank and a $217,000, or 4.12%, increase in compensation expense due to salary and wage increases. The increase in salaries and wages was attributable to annual raises and performance bonuses and a net addition of one full-time equivalent employee. Foreclosed asset expense also increased $170,000 due to the valuation adjustment of three properties and maintenance work completed on another property. Slightly offsetting these increases was a $150,000 or 20.41% decrease in data processing expenses. During the first quarter of 2017, data processing expenses were higher due to the conversion of our core processing system that was complete in April of that year.

Income Tax Expense

The Company recorded income tax expense of $659,000 for the nine months ended September 30, 2018 resulting in an effective tax rate of 25%. For the same period in 2017, the Company recorded income tax expense of $368,000 with an effective tax rate of 33%. The Company’s federal income tax rate was lowered from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  For 2018, the effective tax rate is higher than the statutory rate mainly due to the $242,000 in merger expenses that are non-deductible.

In June 2017, the North Carolina corporate tax rate was lowered from 3% to 2.5%, effective in 2019.  Management has determined initially that the impact of the rate change on deferred tax assets is not material and will continue to monitor the impact until the new tax rate is effective in 2019

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 14.54% and 10.25% of total assets at September 30, 2018 and December 31, 2017, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $15.5 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at September 30, 2018. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at September 30, 2018 was $80.9 million, of which $16.1 million was advanced and $7 million was securing a letter of credit.  The Company also has $3 million available in a loan agreement with the Community Bankers’ Bank as previously discussed in the Discussion of Financial Condition.

Total deposits were $386.5 million and $340.7 million at September 30, 2018 and December 31, 2017, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 44.68% and 45.20% of total deposits at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had brokered time deposits of $17.2 million and $23.3 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At September 30, 2018 and December 31, 2017, respectively, the deposits attributed to the listing service were $11.0 million and $14.3 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The table below presents the regulatory capital ratios for the Bank.

	At September 30, 2018
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	12.21%	4.50%	6.50%
Total risk-based capital ratio	13.19%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.21%	6.00%	8.00%
Tier 1 leverage ratio	10.56%	4.00%	5.00%

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

2.1
Agreement and Plan of Merger Reorganization by and between Carolina Trust BancShares, Inc. and Clover Community Bankshares, Inc., dated as of June 14, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.1*
2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Edwin E. Laws (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018)

10.2*
2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Jerry L. Ocheltree (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018)

10.3*
2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Richard M. Rager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018)

10.4*
First Amendment to the 2014 Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated August 31, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Section 1350 Certification (furnished herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Nine Months Ended September 30, 2018 and 2017; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2018 and 2017; (vii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018 and 2017; and (viii) Notes to Condensed Consolidated Financial Statements (Unaudited)

*Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: November 9, 2018	By:	/s/	Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/	Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer