Form 10-K
period 2018-12-31
Carolina Trust BancShares, Inc.
filed 2019-03-28
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $56,494,173.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 9,296,977 shares of common stock outstanding as of March 25, 2019.

Documents Incorporated by Reference

Portions of the registrant’s Annual Report to Security Holders for the fiscal year ended December 31, 2018 are incorporated by reference into Part II of this report.  Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 and (ii) the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission via EDGAR, are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Security Holders for the fiscal year ended December 31, 2018

Proxy	Proxy Statement for the 2019 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2018

Part I

Item 1.	Business	10-K
Item 1A.	Risk Factors	10-K
Item 1B.	Unresolved Staff Comments	10-K
Item 2.	Properties	10-K
Item 3.	Legal Proceedings	10-K
Item 4.	Mine Safety Disclosures	10-K

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-K
Item 6.	Selected Financial Data	10-K
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	AR
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10-K
Item 8.	Financial Statements and Supplementary Data	AR
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10-K
Item 9A.	Controls and Procedures	10-K
Item 9B.	Other Information	10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Proxy
Item 11.	Executive Compensation	Proxy
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Proxy
Item 14.	Principal Accounting Fees and Services	Proxy

Part IV

Item 15.	Exhibits, Financial Statement Schedules	10-K

FORM 10-K TABLE OF CONTENTS

PART I

Item 1.	Business

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

The Bank is a North Carolina-chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.  The Bank was incorporated on December 5, 2000, and began operations on December 8, 2000.  On October 15, 2009, the Bank acquired Carolina Commerce Bank, Gastonia, North Carolina (“Carolina Commerce”), with Carolina Commerce being merged with and into the Bank.  On January 1, 2019, the Company acquired Clover Community Bankshares, Inc. (“Clover”), the parent holding company for Clover Community Bank, Clover, South Carolina.  Pursuant to the Agreement and Plan of Merger and Reorganization between the Company and Clover dated June 14, 2018, Clover merged with and into the Company, with the Company being the surviving corporation in the merger.  Immediately following the parent merger, Clover Community Bank was merged with and into Carolina Trust Bank, also effective January 1, 2019.

Employees.  At December 31, 2018, the Company and the Bank together had 80 full-time and 8 part-time employees.

Business of the Bank.  The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Lincoln, Catawba, Gaston, Iredell and Rutherford Counties and surrounding areas, with all decisions and product offerings to be in the best interest of its customers while providing an acceptable return for the shareholders of the Company.  The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services.  As of December 31, 2018, the Bank served its customers through a network of automated teller machines and nine full-service offices located in the following North Carolina cities:  Lincolnton (2), Denver, Forest City, Gastonia, Hickory, Lake Lure, Mooresville and Vale.  In addition, the Bank operates a loan production office in Salisbury, Rowan County, North Carolina to serve the lending needs of individuals and businesses located in that market.  The Bank uses the most current technology to satisfy the banking needs of its customers.

Market area and competition.  The Bank’s market area is primarily located in the piedmont region and extends into the mountain region of North Carolina, with its branch footprint located to the west and north of Charlotte, North Carolina.  While Lincoln and Rutherford Counties are largely rural, all or some portion of each of Lincoln, Gaston, Iredell and Rowan Counties are located in the Charlotte-Concord-Gastonia, NC-SC metropolitan statistical area, or the Charlotte MSA, which has seen significant growth and expansion over the last decade.  The Bank’s market areas are served by or in close proximity to U.S. Interstate Highways 40, 85 and 77, and the Charlotte Douglas International Airport is accessible to these areas.  Effective with the January 1, 2019 acquisition of the two full-service offices of Clover Community Bank, the Bank’s market area was expanded to include York County, South Carolina, which is also part of the Charlotte MSA.  Commercial banking in our market areas is extremely competitive.  Set forth in the table below is certain information regarding the North Carolina counties in which we have full-service offices and accept deposits, including information regarding the number of banks and other FDIC-insured institutions operating in each county, the number of branches, deposits in the county, and our Bank’s market share.  All data is given as of June 30, 2018, which is the most recent date that deposit information is available from the FDIC, and reflects counties in which we were operating as of December 31, 2018:

NC County	No. of Banks / Institutions	No. of Branches in Market	Total Deposits in Market ($000s)	Our Deposits in Market ($000s)	Our Deposit Market Share

Lincoln	10	23	$1,224,995	$218,951	17.87%
Catawba	13	44	2,846,571	31,551	1.11%
Gaston	14	45	2,500,546	83,299	3.33%
Iredell	20	54	2,980,706	23,747	0.80%
Rutherford	11	17	706,935	44,991	6.36%

As reflected in the foregoing table, the Bank faces significant competition in its market areas for deposits and loans from other depository institutions.  The Bank competes not only with financial institutions based in North Carolina, but also with out-of-state banks and financial institutions that have an established market presence in both the state as a whole and in the counties in which we operate.  Many of the Bank’s competitors have substantially greater resources, more personnel, broader geographic markets, and higher lending limits than the Bank and offer some services the Bank does not provide.  In addition to competing in the Bank’s market areas, many of these competitors are engaged in regional, national, and international operations as well, and, because of their greater resources, are able to perform certain functions for their customers, including trust and investment banking services, that the Bank is not equipped to offer directly.  The Bank does, however, offer some of those services through its correspondent banks.

The Bank also competes with credit unions, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank, in attracting deposits and making loans.

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in North Carolina counties in which we operate.  In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in the Bank’s market area could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Bank’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet and mobile-based banking applications. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on the Company’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. The Company also currently anticipates that it will evaluate opportunities to expand its array of technology-based products to its customers from time to time in the future.

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, the Company is subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Federal Reserve. The Bank has a North Carolina commercial bank charter and is subject to regulation, supervision and examination by the FDIC and the North Carolina Commissioner of Banks (“NCCOB”).

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

Under Federal Reserve policy codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. The FDIC and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

The primary state banking laws to which the Bank is subject are set forth in Chapters 53C and 53 of the North Carolina General Statutes.  Certain provisions of the North Carolina Business Corporation Act are also applicable to the Bank, as a North Carolina banking corporation.

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

Capital Adequacy

General. The Company must comply with the Federal Reserve’s established capital adequacy standards, and the Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under applicable capital standards the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, the Company and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer is set at a ratio of 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly composed of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is composed of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008. Total capital is composed of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.

At December 31, 2018, the Company's risk-based capital ratios, as calculated under applicable capital standards were 12.24% common equity Tier 1 capital to risk weighted assets, 12.24% Tier 1 capital to risk weighted assets, and 13.21% total capital to risk weighted assets.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s leverage ratio at December 31, 2018 was 10.75% compared to 9.22% at December 31, 2017. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

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

Prompt Corrective Action. The FDI Act requires the federal regulatory agencies to take “prompt corrective action” (“PCA”) if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2018, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.  Brokered deposits are not a material component of the Bank’s deposit base.

Basel III.  The regulatory capital framework under which the Company and the Bank operate changed in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. These rules implemented in the United States the Basel III regulatory capital requirements and certain changes required by the Dodd-Frank Act. These rules began to apply to the Company and the Bank effective January 1, 2015 with certain requirements phased in over the subsequent four-year period. Compliance by the Company and the Bank with these capital requirements affects its operations by increasing the amount of capital required to conduct operations.

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

•
The rule implemented changes to the definition of capital, including stricter eligibility criteria for regulatory capital instruments that disallows the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward (subject to certain exceptions), and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.

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

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Company. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.

In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to the final rules, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Company, would apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties.

Specifically, the proposed rulemaking would eliminate: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the federal banking regulators, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Company.

Community Bank Leverage Ratio.  As discussed below, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) became law, which directs the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations.  The Economic Growth Act defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Company and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements.  Section 201 of the Economic Growth Act defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In November 2018, the agencies issued a notice of proposed rulemaking that would establish the CBLR at 9 percent.  Under the proposal, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent.  The Company will continue to evaluate the CBLR capital framework as the proposed rule makes its way through the agency rulemaking process.

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

Restrictions on Affiliate Transactions

Sections 23A and 23B of the Federal Reserve Act establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guaranty on behalf of the affiliate and several other types of transactions.

The Dodd-Frank Act imposed additional restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act. Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.

FDIC Insurance Assessments

All FDIC-insured institutions are required to pay assessments to the FDIC to fund the Deposit Insurance Fund, or DIF, which was established to help protect the depositors of insured banks and to resolve failed banks.  A bank's assessment is calculated by multiplying its assessment rate by its assessment base. A bank's assessment base and assessment rate are determined each quarter. The Bank’s insurance assessments during 2018 and 2017 were both $237,000.

By statute, assessment rates must be risk-based.  From the beginning of the FDIC until 2010, a bank's assessment base was about equal to its total domestic deposits. As required by the Dodd-Frank Act, however, the FDIC amended its regulations effective April 2011 to define a bank's assessment base as its average consolidated total assets minus its average tangible equity.  The method for determining a bank's risked-based assessment rate differs for small banks and large banks. Small banks (generally, those with less than $10 billion in assets), which includes the Bank, are assigned an individual rate based on a formula using financial data and CAMELS ratings.  A bank’s CAMELS ratings are assigned by its state and federal banking regulators based on such regulators’ periodic evaluation and rating of six essential components of an institution’s financial condition and operations. These component factors address the adequacy of capital (C), the quality of assets (A), the capability of management (M), the quality and level of earnings (E), the adequacy of liquidity (L), and sensitivity to market risk (S).  For established small banks (those insured for five or more years, like the Bank), initial base assessment rates range from 3 to 30 basis points, with the initial assessment rates subject to adjustments that could increase or decrease the total base assessment rates.  Possible adjustment to the initial assessment rates include: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment, or the DIDA; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2018 was 3.5 basis points per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in March of 2019.

The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The FDIC has the authority to increase deposit insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $365,700 at December 31, 2018. In addition to holding membership stock, the Bank is required to purchase stock based on the amount of its outstanding advances. This activity-based stock totaled $684,300 at the most recent year end. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2018, the Bank’s C&D concentration as a percentage of risk-based capital totaled 46.69% and the Bank’s CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 212.12%.

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

Evolving Legislation and Regulatory Action

General.  New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. As a result, the overall financial impact on the Company and the Bank cannot be anticipated at this time.

Dodd-Frank Act. In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implemented many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

2017 Executive Order.  On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017, and July 31, 2018, respectively, the U.S. Department of the Treasury issued four separate reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets, the U.S. asset management and insurance industries, and nonbank financial institutions. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

Tax Cuts and Jobs Act of 2017.  On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact the Company, including the following:

•
Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate is generally favorable to the Company by resulting in increased earnings and capital, the immediate impact was a one-time decrease in the value of our existing deferred tax assets, which resulted in a significant decrease in our net income for the fiscal year ending December 31, 2017.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act.  On May 24, 2018, the Economic Growth Act was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  The Economic Growth Act’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.  Consistent with the Economic Growth Act, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Item not required for smaller reporting companies.

Item 2.	Properties

The following table sets forth as of December 31, 2018, the location of the main office, branch offices, and other non-branch business offices of the Bank, as well as certain information relating to these offices.

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

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its operational needs.  See Note H to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report for additional information regarding the properties of the Company and the Bank.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2018 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock of the Company.  The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CART.”  As of March 25, 2019, the Company had approximately 2,044 shareholders of record.

Restrictions on cash dividends.  The Company did not pay any cash dividends on its common stock during any of the two most recently completed fiscal years. The Board of Directors anticipates that a majority of Company’s earnings in the foreseeable future will be required for continued development of its business. The payment of future cash dividends, if any, will be determined by the Board of Directors and is dependent upon the Company’s capital levels, earnings, financial condition, business projections, and other pertinent factors.

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

No unregistered sales of securities occurred during 2018.

For a description of securities authorized for issuance under the Company’s equity compensation plans, please see Item 12 of this report.

Item 6.	Selected Financial Data

Item not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Security Holders for the fiscal year ended December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Security Holders for the fiscal year ended December 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organization’s (“COSO”) 2013 Internal Control Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics and Conduct that applies to, among others, its principal executive officer and principal financial officer. The Company’s Code of Ethics and Conduct is available through the investor relations section of the Company’s website at www.carolinatrust.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2018.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	135,566	$3.83	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	135,566	$3.83	-0-

A description of the Company’s equity compensation plans is presented in Note O to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Company’s Annual Report to Security Holders for the fiscal year ended December 31, 2018, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None.

3.	Exhibits: The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

2.01	Agreement and Plan of Reorganization and Share Exchange dated March 30, 2016 between the Company and the Bank	8-K12G3	2.01	08/16/16	000-55683

2.02	Agreement and Plan of Merger and Reorganization by and between the Company and Clover Community Bankshares, Inc., dated as of June 14, 2018	8-K	2.01	06/20/18	000-55683

3.01	Articles of Incorporation of the Company	8-K12G3	3.01	08/16/16	000-55683

3.02	Bylaws of the Company, as amended	8-K	3.01	02/02/18	000-55683

4.01	Form of Common Stock Certificate	10-K	4.01	03/27/18	000-55683

4.02	Form of Warrant to Purchase Common Stock of Carolina Trust Bank dated June 12, 2013	8-K12G3	4.01	08/16/16	000-55683

10.01	Employment Agreement dated January 2, 2014 with Jerry L. Ocheltree (management contract)	8-K12G3	10.01	08/16/16	000-55683

10.02	Amendment One to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (management contract)	8-K12G3	10.02	08/16/16	000-55683

10.03	Amendment Two to Employment Agreement with Jerry L. Ocheltree dated August 1, 2014 (management contract)	8-K12G3	10.03	08/16/16	000-55683

10.04	Amended and Restated Employment Agreement dated May 31, 2018 with Edwin E. Laws (management contract)	8-K	10.01	06/06/18	000-55683

10.05	Amended and Restated Employment Agreement dated May 31, 2018 with Richard M. Rager (management contract)	8-K	10.02	06/06/18	000-55683

10.06	Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated January 1, 2014. (management contract)	8-K12G3	10.09	08/16/16	000-55683

10.07	First Amendment to the 2014 Supplemental Executive Retirement Plan Agreement for Jerry L. Ocheltree dated August 31, 2018 (management contract)	8-K	10.04	09/04/18	000-55683

10.08	2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Jerry L. Ocheltree (management contract)	8-K	10.02	09/04/18	000-55683

10.09	Supplemental Executive Retirement Plan adopted as of August 1, 2007 (compensatory plan)	8-K12G3	10.10	08/16/16	000-55683

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	SEC File No.

10.10	2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Edwin E. Laws (management contract)	8-K	10.01	09/04/18	000-55683

10.11	2018 Supplemental Executive Retirement Plan Agreement dated August 31, 2018, with Richard M. Rager (management contract)	8-K	10.03	09/04/18	000-55683

10.12	Carolina Trust Bank 2001 Incentive Stock Option Plan (compensatory plan)	8-K12G3	10.11	08/16/16	000-55683

10.13	Carolina Trust Bank 2005 Incentive Stock Option Plan (compensatory plan)	8-K12G3	10.12	08/16/16	000-55683

10.14	Carolina Trust Bank 2005 Nonstatutory Stock Option Plan (compensatory plan)	8-K12G3	10.13	08/16/16	000-55683

10.15	Carolina Commerce Bank Employee Stock Option Plan (compensatory plan)	8-K12G3	10.14	08/16/16	000-55683

10.16	Carolina Commerce Bank Director Stock Option Plan (compensatory plan)	8-K12G3	10.15	08/16/16	000-55683

13.01	Annual Report to Security Holders			Filed herewith

21.01	List of the Company’s Subsidiaries			Filed herewith

23.01	Consent of Dixon Hughes Goodman LLP			Filed herewith

31.01	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer			Filed herewith

31.02	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer			Filed herewith

32.01	Section 1350 Certifications			Furnished herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
				Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date:	March 27, 2019	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Ocheltree	March 27, 2019
Jerry L. Ocheltree, President, Chief Executive Officer, and Director (principal executive officer)

/s/ Edwin E. Laws	March 27, 2019
Edwin E. Laws, EVP and Chief Financial Officer (principal financial and accounting officer)

/s/ Bryan Elliot Beal	March 27, 2019
Bryan Elliot Beal, Director

/s/ Scott Craig Davis	March 27, 2019
Scott Craig Davis, Director

/s/Johnathan L. Rhyne, Jr.	March 27, 2019
Johnathan L. Rhyne, Jr. Director

/s/ Frederick P. Spach, Jr.	March 27, 2019
Frederick P. Spach, Jr., Director

/s/ Ralph N. Strayhorn, III	March 27, 2019
Ralph N. Strayhorn, III, Director

/s/ Jim R. Watson	March 27, 2019
Jim R. Watson, Director