Form 10-Q
period 2019-03-31
Carolina Trust BancShares, Inc.
filed 2019-05-14
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $2.50 per share	CART	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 13, 2019 was 9,296,977.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018*
Assets
Cash and due from banks	$13,528	$10,918
Interest-earning deposits with banks	28,731	21,022
Cash and cash equivalents	42,259	31,940

Certificates of deposit with banks	2,838	1,498
Investment securities available for sale, at fair value (amortized cost $68,812 and $32,677)	68,978	31,960
Equity securities	751	617
Federal Home Loan Bank stock	1,226	1,050
Loans	474,239	393,282
Less: Allowance for loan losses	(4,068)	(3,978)
Net Loans	470,171	389,304

Bank-owned life insurance	10,966	7,393
Accrued interest receivable	1,840	1,259
Bank premises, equipment and software	8,935	6,093
Foreclosed assets	2,190	1,157
Goodwill	5,355	-
Core deposit intangibles, net of accumulated amortization of $905 and $744 at March 31, 2019 and December 31, 2018, respectively	3,039	40
Other assets	2,731	2,793
Total Assets	$621,279	$475,104

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$101,274	$61,120
Interest-earning demand deposits	193,830	142,899
Savings	39,637	22,693
Time deposits	188,649	168,437
Total deposits	523,390	395,149

Finance lease obligation	123	141
Federal Home Loan Bank advances	16,100	16,100
Long term subordinated debt	9,773	9,753
Accrued interest payable	680	421
Other liabilities	3,835	3,279
Total liabilities	553,901	424,843

Common stock warrant	-	426
Common stock, $2.50 par value; 10,000,000 shares authorized; 9,296,977 and 7,156,987 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	23,242	17,892
Additional paid-in capital	36,392	25,211
Retained earnings	7,618	7,281
Accumulated other comprehensive income (loss)	126	(549)
Total stockholders’ equity	67,378	50,261
Total Liabilities and Stockholders’ Equity	$621,279	$475,104

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2018 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Interest Income
Interest on investment securities	$510	$207
Interest and fees on loans	6,420	4,578
Other interest income	150	42
Total interest income	7,080	4,827

Interest Expense
Interest expense non-maturity deposits	341	146
Interest expense time deposits	809	608
Interest expense borrowed funds	76	110
Interest expense on subordinated debt	192	191
Interest expense, other	4	5
Total interest expense	1,422	1,060
Net interest income	5,658	3,767
Provision for loan losses	77	252
Net interest income after loan loss provision	5,581	3,515

Noninterest income
Overdraft fees on deposits	200	140
Interchange fee income, net	80	46
Service charges on deposits	37	15
Mortgage fee income	125	15
Customer service fees	22	15
ATM income	8	6
Bank-owned life insurance income	66	49
Unrealized gain on equity securities	68	38
Other income	14	6
Total noninterest income	620	330

Noninterest expense
Salaries & benefits expense	2,419	1,863
Occupancy expense	231	228
Furniture, fixture & equipment expense	204	157
Data processing expense	245	202
Office supplies expense	36	20
Professional fees	112	111
Advertising and marketing	46	32
Insurance	36	94
Foreclosed asset expense, net	23	26
Loan expense	81	28
Stockholder expense	45	34
Directors fees and expenses	107	74
Telephone expense	97	71
Amortization of core deposit intangibles	161	9
Merger expenses	1,722	-
Other operating expense	226	147
Total noninterest expense	5,791	3,096
Pre-tax income	410	749
Income tax expense	73	168
Net income	$337	$581

Earnings per share
Basic earnings per common share	$0.04	$0.12
Diluted earnings per common share	$0.04	$0.12
Weighted average common shares outstanding	9,290,811	4,660,325
Diluted average common shares outstanding	9,366,831	4,764,274

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$337	$581

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	882	(440)
Deferred income tax benefit (expense)	(207)	103
Total other comprehensive income (loss)	675	(337)

Total comprehensive income	$1,012	$244

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

		Common Stock
	Warrant	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2017	$426	4,657,880	$11,645	$13,008	$4,772	$(732)	$29,119
Net income	-	-	-	-	581	-	581
Exercise of stock options	-	3,107	7	8	-	-	15
Stock based compensation	-	-	-	1	-	-	1
Reclassification of certain tax effects	-	-	-	-	(443)	443	-
Other comprehensive loss	-	-	-	-	-	(337)	(337)
Balance at March 31, 2018	$426	4,660,987	$11,652	$13,017	$4,910	$(626)	$29,379

Balances at December 31, 2018	$426	7,156,987	$17,892	$25,211	$7,281	$(549)	$50,261
Net income	-	-	-	-	337	-	337
Exercise of stock options	-	2,257	6	-	-	-	6
Acquisition of Clover Community Bankshares, Inc.	-	2,123,858	5,310	10,789	-	-	16,099
Exercise of warrant	(426)	13,875	35	391	-	-	-
Other comprehensive income	-	-	-	-	-	675	675
Balance at March 31, 2019	$-	9,296,977	$23,243	$36,391	$7,618	$126	$67,378

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$337	$581
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	77	252
Depreciation and amortization of bank premises, equipment and software, and operating lease right-of-use assets	179	115
Acquired loan accretion	(117)	(1)
Accretion of time deposit discount and amortization of core deposit intangibles	173	9
Net amortization of bond premiums/discounts	87	33
Amortization of long-term subordinated debt issuance costs	20	19
Unrealized gain on equity securities	(68)	(38)
Stock compensation expense	-	1
Increase in value of bank-owned life insurance	(66)	(49)
Deferred tax provision	(143)	(22)
Decrease (increase) in other assets	(156)	98
Increase in accrued interest receivable	(66)	(14)
Increase in accrued interest payable	22	209
Decrease in other liabilities	(1,535)	(222)
Net cash and cash equivalents provided by (used in) operating activities	(1,256)	971

Cash flows from investing activities
Net cash received from acquisition	8,740	-
Net increase in loans	(16,786)	(19,856)
Net purchases of bank premises, equipment and software	(93)	(9)
Proceeds from maturities, calls and pay-downs of available for sale securities	3,302	814
Purchase of Federal Home Loan Bank stock	(176)	(219)
Net cash and cash equivalents used in investing activities	(5,013)	(19,270)

Cash flows from financing activities
Increase in deposits	16,600	32,249
Increase in Federal Home Loan Bank advances	-	4,500
Finance lease payments	(18)	(16)
Issuance of long term debt	-	2,993
Net proceeds from stock option exercises	6	15
Net cash and cash equivalents provided by financing activities	16,588	39,741
Net increase in cash and cash equivalents	10,319	21,442

Cash and cash equivalents, beginning	31,940	9,056
Cash and cash equivalents, ending	$42,259	$30,498

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$-	$70
Cash paid during the period for interest	$1,401	$851

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$675	$(337)
Transfer of loans to foreclosed assets	$73	$1,426
Fair value of assets acquired	$115,503	$-
Fair value of liabilities assumed	$113,500	$-
Initial recognition of operating lease right-of-use assets	$457	$-
Initial recognition of operating lease liabilities	$443	$-

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)	Presentation of Financial Statements

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with the Annual Report.

(2)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 was effective for the Company on January 1, 2019. The standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply the standard as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. The Company has adopted all the optional practical expedients available under ASU 2016-02.

The operating leases of the Company relate to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $457,000 and an operating lease liability of $443,000 on January 1, 2019, with no impact on net income or stockholders’ equity. The ROU asset and operating lease liability are recorded in bank premises, equipment and software and other liabilities, respectively, in the consolidated balance sheet as of March 31, 2019. See Note 12 - Leases for additional information.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation.  The committee has run several scenarios using the different methodologies. The Company has adopted a software model for the ALLL model that has add-on functionality for compliance with the new standard.

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

(3)	Business Combination

Acquisition of Clover Community Bankshares, Inc.

On January 1, 2019 the Company acquired Clover Community Bankshares, Inc. (“Clover”), the parent holding company for Clover Community Bank, Clover, South Carolina.  Pursuant to the Agreement and Plan of Merger and Reorganization between the Company and Clover dated June 14, 2018, Clover merged with and into the Company, with the Company being the surviving corporation in the merger. Immediately following the parent merger, Clover Community Bank was merged with and into the Bank, also effective January 1, 2019. Pursuant to the merger agreement, each share of Clover capital stock was converted into either 2.7181 shares of the Company’s common stock or $22.00 in cash and subject to a prescribed allocation in the merger agreement that provided that of 80% of Clover shares would be converted to the stock consideration and 20% of Clover shared converted into the cash consideration.  Overall, the Company issued 2,123,858 shares of Company common stock for 80% of the Clover shares and paid $3,008 in lieu of fractional shares that would otherwise have been issued. The cash merger consideration paid for 20% of the Clover shares totaled $4,298,360. The stock consideration was valued at $7.58 per share, based on the most recent closing price reported on The Nasdaq Stock Market for a share of Company common stock on the date immediately preceding the merger date. In accordance with the merger agreement, cash in lieu of fractional shares was valued at a rate of $7.63 per share, based on the 20-day average closing price for a share of Company common stock for the 20-trading days immediately preceding the merger date.  The total purchase price paid was $20.4 million.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The transaction was accounted for using the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets and liabilities of Clover were recorded based on estimates of fair values as of January 1, 2019.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair value:

(Dollars in thousands)	As Recorded by Clover	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$13,042	$-	$13,042
Certificates of deposit with banks	1,340	-	1,340
Securities	39,637	(45)	39,592
Loans	66,343	(2,218)	64,125
Allowance for loan losses	(1,452)	1,452	-
Bank premises, equipment and software	1,827	644	2,471
Core deposit intangible	-	3,160	3,160
Other assets	5,854	(1,039)	4,815
Total	$126,591	$1,954	$128,545

Liabilities
Deposits	$111,675	$(46)	$111,629
Other liabilities	1,438	433	1,871
Total	$113,113	$387	$113,500

Net identifiable assets acquired			$15,045

Total cost of acquisition
Value of stock issued		$16,099
Cash paid in the acquisition		4,301
Total cost of acquisition			20,400

Goodwill recorded			$5,355

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the purchased credit impaired (“PCI”) and non-PCI loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

Dollars in thousands	PCI loans	Non-PCI loans	Total loans acquired
January 1, 2019
Gross contractual amount receivable	$5,246	$61,097	$66,343
Fair value adjustments	(1,311)	(907)	(2,218)
Fair value of loans receivable	$3,935	$60,190	$64,125

Goodwill recorded for Clover represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

The following pro forma financial information presents the combined results of the Company and Clover as if the acquisition had occurred as of January 1, 2018. The pro forma results are adjusted for acquisition-related expense and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2018, nor of future results of operations.

Pro forma income statement line items	Three Months Ended March 31,
	2019		2018
Dollars in thousands
Net interest income	$5,641		$5,112
Noninterest income	620		635
Total revenue	6,261		5,747

Net income available to common shareholders	$1,663	*	$819

Earnings per common share
Basic	$0.18		$0.11
Diluted	0.18		0.11

*Pro forma net income for the three months ended March 31, 2019 excludes nonrecurring merger related expenses that were recognized during the period.  Pro forma net income has been adjusted to exclude $1,722,000 of merger related expenses, or $1,328,000, net of tax, that was recognized for the three months ended March 31, 2019.  Merger related expenses include payments to Clover employees for severance contracts, data processing conversion expenses, investment banker fees, consulting and auditing fees.

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

In June 2013, the U.S. Treasury sold the warrant to a private investor in a Dutch auction process.  Following the reorganization of the Bank into the Company, the right to acquire up to 86,957 shares of Bank common stock at a price of $6.90 per share was converted to the right to purchase the same number of shares of the Company’s common stock.  The warrant book value, $426,000 is recognized as the Company’s stockholders’ equity.  The warrant was exercised on February 5, 2019.  In accordance with the warrant provisions, the warrant holder received 13,875 shares in a cashless exercise.  Payment of the warrant exercise price (i.e. 86,957 shares x $6.90/share = $600,003, the exercise price) was made by withholding, from the number of shares that would otherwise be delivered to the warrant holder upon such exercise, shares based on the closing  market price of the Company’s common stock on February 1, 2019, which was $8.21 per share.  Thus, 73,082 shares (i.e. $600,003 / $8.21/share) were withheld as payment for the warrant exercise, which resulted in 13,875 shares (i.e. 86,957 shares minus 73,082 shares) being issued to the warrant holder.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes earnings per share and the shares utilized in the computations for the three months ended March 31, 2019 and 2018, respectively:

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Three months ended March 31, 2019
Basic earnings per common share	$337	9,290,811	$0.04
Effect of dilutive stock securities	-	70,801
Effect of dilutive stock warrants	-	5,219
Diluted earnings per common share	$337	9,366,831	$0.04

Three months ended March 31, 2018
Basic earnings per common share	$581	4,660,325	$0.12
Effect of dilutive stock securities	-	80,735
Effect of dilutive stock warrants	-	23,214
Diluted earnings per common share	$581	4,764,274	$0.12

For the three months ended March 31, 2019, there were no anti-dilutive shares. For the three months ended March 31, 2018, there were 500 shares related to stock options that were anti-dilutive because the exercise price exceeded the average market price of the Company’s common stock for the period. Therefore, they were omitted from the calculation of diluted earnings per share for their respective periods.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

Finance Lease Obligation, Federal Home Loan Bank Advances and Long Term Subordinated Debt

The fair value of borrowings is based upon discounted expected cash flows using current rates at which borrowings of similar maturity could be obtained.

Financial Instruments with Off-Balance Sheet Risk

With regard to commitments to extend credit discussed in Note 10, the fair value amounts are not material.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$13,528	$13,528	$-	$-	$13,528
Interest-earning deposits with banks	28,731	28,731	-	-	28,731
Certificates of deposit with banks	2,838	-	2,824	-	2,824
Federal Home Loan Bank stock	1,226	-	1,226	-	1,226
Investment securities available for sale	68,978	-	68,013	965	68,978
Equity securities	751	751	-	-	751
Net loans	470,171	-	-	457,171	457,171
Accrued interest receivable	1,840	-	1,840	-	1,840

LIABILITIES
Deposits	$523,390	$-	$512,674	$-	$512,674
Finance lease obligation	123	-	123	-	123
Federal Home Loan Bank Advances	16,100	-	16,099	-	16,099
Long term subordinated debt	9,773	-	9,644	-	9,644
Accrued interest payable	680	-	680	-	680

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$10,918	$10,918	$-	$-	$10,918
Interest-earning deposits with banks	21,022	21,022	-	-	21,022
Certificates of deposit with banks	1,498	-	1,484	-	1,484
Federal Home Loan Bank stock	1,050	-	1,050	-	1,050
Investment securities available for sale	31,960	-	31,960	-	31,960
Equity securities	617	617	-	-	617
Net loans	389,304	-	-	378,675	378,675
Accrued interest receivable	1,259	-	1,259	-	1,259

LIABILITIES
Deposits	$395,149	$-	$389,493	$-	$389,493
Capital lease obligation	141	-	141	-	141
Federal Home Loan Bank Advances	16,100	-	16,053	-	16,053
Long term subordinated debt	9,753	-	9,946	-	9,946
Accrued interest payable	421	-	421	-	421

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2019
Available-for-Sale Securities
U.S. Government and federal agency	$19,659	$-	$19,659	$-
Mortgage-backed securities*	30,459	-	30,459	-
Municipal securities	17,895	-	17,895	-
Corporate debt securities	965	-	-	965
Total available-for-sale securities	68,978	-	68,013	965
Equity securities	751	751	-	-
Total	$69,729	$751	$68,013	$965

December 31, 2018
Available-for-Sale Securities
U.S. Government and federal agency	$10,789	$-	$10,789	$-
Mortgage-backed securities*	20,541	-	20,541	-
Municipal securities	630	-	630	-
Total available-for-sale securities	31,960	-	31,960	-
Equity securities	617	617	-	-
Total	$32,577	$617	$31,960	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended March 31, 2019 and December 31, 2018.

The tables below present the changes during the three months ended March 31, 2019 in the amount of Level 3 assets measured on a recurring basis.

March 31, 2019
Dollars in thousands
Balance, beginning of period	$-
Additions	956
Change in valuation recognized in OCI	9
Balance, end of period	$965

The Company did not have any Level 3 assets as of March 31, 2018.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At March 31, 2019, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.7 million and the fair value of the collateral method was used in the other twenty-six loans totaling $2.4 million. At December 31, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.7 million and the fair value of the collateral method was used in the other twenty-two loans totaling $2.4 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the period ended March 31, 2019. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the three months ended March 31, 2019 and 2018.

	March 31
Dollars in thousands	2019	2018
Carrying value of impaired loans before allocations	$1,687	$1,873
Specific valuation allowance allocations	(231)	(255)
Carrying value of impaired loans after allocations	$1,456	$1,618

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

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the period ended March 31, 2019 foreclosed assets in the amount of $145,000 were written down by $72,000 to $73,000 prior to foreclosure.  For the period ended March 31, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the periods ended March 31, 2019 and 2018, there were no re-measurements of foreclosed assets subsequent to foreclosure.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
March 31, 2019
Foreclosed assets	$73	$-	$-	$73
Impaired loans	1,456	-	-	1,456
Total	$1,529	$-	$-	$1,529

December 31, 2018
Foreclosed assets	$942	$-	$-	$942
Impaired loans	1,487	-	-	1,487
Total	$2,429	$-	$-	$2,429

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Quantitative information about level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
March 31, 2019
Impaired loans	$1,456	Discounted cash flows	Discount rate	4.75% - 8.50%	7.08%
Foreclosed assets	73	Discounted appraisals	Appraisal adjustments	8.00%	8.00%

December 31, 2018
Impaired loans	$122	Discounted appraisals	Appraisal adjustments	15.00%	15.00%
	1,365	Discounted cash flows	Discount rate	4.75 – 8.50%	7.05%

Foreclosed assets	942	Discounted appraisals	Appraisal adjustments	8.00% - 15.00%	9.68%

(6)	Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Available-for-sale:
U.S. Government and federal agency	$19,714	$104	$(159)	$19,659
Mortgage-backed securities *	30,520	247	(308)	30,459
Municipal securities	17,622	276	(3)	17,895
Corporate debt securities	956	9	-	965
Total available-for-sale securities	68,812	636	(470)	68,978
Equity securities	1,271	-	(520)	751
Total	$70,083	$636	$(990)	$69,729

December 31, 2018
Available-for-sale:
U.S. Government and federal agency	$11,036	$6	$(253)	$10,789
Mortgage-backed securities *	21,010	36	(505)	20,541
Municipal securities	631	1	(2)	630
Total available-for-sale securities	32,677	43	(760)	31,960
Equity securities	1,204	-	(587)	617
Total	$33,881	$43	$(1,347)	$32,577

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available for sale at March 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$1,003	$1,004
Due after one but within five years	12,337	12,322
Due after five but within ten years	17,040	17,119
Due after ten years	38,432	38,533
	$68,812	$68,978

The following table details unrealized losses and related fair values in the Company’s available for sale investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018, respectively.

	Temporarily Impaired Securities in Available-for-Sale Portfolio

	Less than 12 Months		Greater than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
March 31, 2019

U.S. Government and federal agency	$3,716	$(24)	$9,711	$(135)	$13,427	$(159)
Mortgage-backed securities *	274	(10)	13,282	(298)	13,556	(308)
Municipal Securities	400	(3)	-	-	400	(3)
Total temporarily impaired securities	$4,390	$(37)	$22,993	$(433)	$27,383	$(470)

December 31, 2018

U.S. Government and federal agency	$-	$-	$10,657	$(253)	$10,657	$(253)
Mortgage-backed securities *	2,885	(10)	13,644	(495)	16,529	(505)
Municipal Securities	-	-	290	(2)	290	(2)
Total temporarily impaired securities	$2,885	$(10)	$24,591	$(750)	$27,476	$(760)

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2019 management believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of March 31, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.  Securities with a fair value of $6.6 million were pledged to secure public funds. The Company had no sales of securities during the first quarter of 2019.

(7)	Loans

Loans are summarized in the following table which include $3.3 million at March 31, 2019 of PCI loans resulting from the acquisition of Clover on January 1, 2019; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans.

	March 31, 2019				December 31, 2018
Dollars in thousands	Loans - excluding PCI	PCI Loans	Total Loans	Loans - excluding PCI	PCI Loans		Total Loans
Commercial real estate
Residential ADC	$7,645	$-	$7,645	$4,650		$-	$4,650
Commercial ADC	29,843	12	29,855	20,790		-	20,790
Farmland	5,563	-	5,563	4,833		-	4,833
Multifamily	19,156	-	19,156	18,537		-	18,537
Owner occupied	124,824	1,605	126,429	103,983		-	103,983
Non-owner occupied	107,254	-	107,254	97,034		-	97,034
Total commercial real estate	294,285	1,617	295,902	249,827		-	249,827

Commercial
Commercial and industrial	58,797	907	59,704	49,499		-	49,499
Agriculture	250	-	250	262		-	262
Other	3,873	-	3,873	1,573		-	1,573
Total commercial	62,920	907	63,827	51,334		-	51,334

Residential mortgage
First lien, closed-end	66,102	710	66,812	53,395		-	53,395
Junior lien, closed-end	1,401	3	1,404	812		-	812
Total residential mortgage	67,503	713	68,216	54,207		-	54,207

Home equity lines	39,697	-	39,697	33,968		-	33,968
Consumer – other	6,508	89	6,597	3,946		-	3,946
Total loans	$470,913	$3,326	$474,239	$393,282	$		$393,282

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, Iredell, and Rowan Counties in North Carolina and York County, South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	March 31, 2019	December 31, 2018
Dollars in thousands
Commercial real estate
Commercial ADC	$38	$42
Owner occupied	894	932
Non-owner occupied	4	4
Total commercial real estate	936	978
Commercial
Commercial and industrial	33	-
Total commercial	33	-
Residential mortgage:
First lien, closed end	51	57
Junior lien, closed end	3	4
Total residential mortgage	54	61
Home equity lines	-	-
Consumer – other	11	7
Total non-accrual loans	$1,034	$1,046

Interest foregone on non-accrual loans was approximately $23,000 for the three months ended March 31, 2019 and $15,000 for the three months ended March 31, 2018.

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
March 31, 2019
Commercial real estate:
Residential ADC	$-	$-	$-	$7,645	$7,645	$-
Commercial ADC	-	-	-	29,855	29,855	-
Farmland	-	-	-	5,563	5,563	-
Multifamily	-	-	-	19,156	19,156	-
Owner occupied	13	891	904	125,525	126,429	-
Non-owner occupied	-	4	4	107,250	107,254	-
Total commercial real estate	13	895	908	294,375	295,902	-
Commercial:
Commercial and industrial	450	34	484	59,220	59,704	-
Agriculture	-	-	-	250	250	-
Other	-	-	-	3,873	3,873	-
Total commercial	450	34	484	63,337	63,827	-
Residential mortgage:
First lien, closed end	281	29	310	66,502	66,812	-
Junior lien, closed-end	-	-	-	1,404	1,404	-
Total residential mortgage	281	29	310	67,906	68,216	-
Home equity lines	56	-	56	39,641	39,697	-
Consumer – other	12	9	21	6,576	6,597	1
Total loans	$812	$967	$1,779	$472,460	$474,239	$1

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2018
Commercial real estate:
Residential ADC	$-	$-	$-	$4,650	$4,650	$-
Commercial ADC	39	-	39	20,751	20,790	-
Farmland	-	-	-	4,833	4,833	-
Multifamily	-	-	-	18,537	18,537	-
Owner occupied	-	927	927	103,056	103,983	-
Non-owner occupied	-	4	4	97,030	97,034	-
Total commercial real estate	39	931	970	248,857	249,827	-
Commercial:
Commercial and industrial	126	-	126	49,373	49,499	-
Agriculture	-	-	-	262	262	-
Other	-	-	-	1,573	1,573	-
Total commercial	126	-	126	51,208	51,334	-
Residential mortgage:
First lien, closed end	247	33	280	53,115	53,395	-
Junior lien, closed-end	-	-	-	812	812	-
Total residential mortgage	247	33	280	53,927	54,207
Home equity lines	85	-	85	33,883	33,968	-
Consumer – other	-	13	13	3,933	3,946	5
Total loans	$497	$977	$1,474	$391,808	$393,282	$5

At March 31, 2019 there was one loan in the amount of $1,000 past due 90 days or more, which was still accruing interest.  There was one loan in the amount of $5,000 past due 90 days or more and still accruing interest at December 31, 2018.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Impaired loans

Impaired loans are set forth in the following tables.

March 31, 2019
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$38	$38	$-	$-
Owner occupied	2,350	2,214	136	1
Non-owner occupied	4	4	-	-
Total commercial real estate	2,392	2,256	136	1
Commercial
Commercial and industrial	623	33	590	109
Residential mortgage
First lien, closed-end	859	50	749	40
Junior lien, closed- end	473	267	206	75
Total residential mortgage	1,332	317	955	115
Home equity lines	-	-	-	-
Consumer – other	11	5	6	6
Total loans	$4,358	$2,611	$1,687	$231

December 31, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$42	$42	$-	$-
Owner occupied	2,409	2,269	140	17
Non-owner occupied	5	5	-	-
Total commercial real estate	2,456	2,316	140	17
Commercial
Commercial and industrial	624	-	624	111
Residential mortgage
First lien, closed-end	876	56	760	42
Junior lien, closed- end	478	270	208	75
Total residential mortgage	1,354	326	968	117
Home equity lines	-	-	-	-
Consumer – other	7	7	-	-
Total loans	$4,441	$2,649	$1,732	$245

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	3 months ended March 31, 2019		3 months ended March 31, 2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$40	$-	$2	$-
Farmland	-	-	-	-
Multifamily	-	-	-	-
Owner occupied	2,379	19	1,531	23
Non-owner occupied	4	-	9	-
Total commercial real estate	2,423	19	1,542	23
Commercial
Commercial and industrial	614	13	370	12
Residential mortgage
First lien, closed-end	809	13	463	18
Junior lien, closed- end	475	5	329	7
Total residential mortgage	1,284	18	792	25
Home equity lines	-	-	52	1
Consumer – other	8	-	2	-
	$4,329	$50	$2,758	$61

Troubled Debt Restructurings

As of March 31, 2019, nine loans totaling $3,755,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $3,856,000 were identified as troubled debt restructurings and considered impaired at December 31, 2018, none of which had unfunded commitments. Of the nine loans identified as troubled debt restructurings at March 31, 2019, eight loans totaling $3,070,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2018, nine loans totaling $3,140,000 were accruing interest.

For the three months ended March 31, 2019, there were no concessions made on newly restructured loans.

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three quarters ended March 31, 2019 and March 31, 2018.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

There were no loans that were modified as troubled debt restructurings within the previous 12 months as of March 31, 2019. The following table presents the successes and failures of the types of modifications within the previous 12 months as of March 31, 2018.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
March 31, 2018	(Dollars in thousands)
Extended payment terms	-	$-	1	$2	-	$-	-	$-
Forgiveness of principal	-	-	2	426	-	-	-	-
Total	-	$-	3	$428	-	$-	-	$-

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the credit risk profile by internally assigned risk grades.

March 31, 2019
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$7,645	$-	$-	$-	$-
Commercial ADC	29,569	236	38	-	-
Farmland	5,563	-	-	-	-
Multifamily	19,156	-	-	-	-
Owner occupied	122,613	1,181	1,030	-	-
Non-owner occupied	107,129	-	125	-	-
Total commercial real estate	291,675	1,417	1,193	-	-
Commercial:
Commercial and industrial	57,517	896	384	-	-
Agriculture	250	-	-	-	-
Other	3,873	-	-	-	-
Total commercial	61,640	896	384	-	-
Residential mortgage:
First lien, closed-end	65,374	609	119	-	-
Junior lien, closed-end	928	412	61	-	-
Total residential mortgage	66,302	1,021	180	-	-
Home equity lines	39,066	631	-	-	-
Consumer – other	6,337	160	11	-	-
Purchased credit impaired loans	1,224	576	1,526	-	-
Total	$466,244	$4,701	$3,294	$-	$-

December 31, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$4,650	$-	$-	$-	$-
Commercial ADC	20,509	239	42	-	-
Farmland	4,833	-	-	-	-
Multifamily	18,537	-	-	-	-
Owner occupied	101,706	1,207	1,070	-	-
Non-owner occupied	96,907	-	127	-	-
Total commercial real estate	247,142	1,446	1,239	-	-
Commercial:
Commercial and industrial	48,157	981	361	-	-
Agriculture	262	-	-	-	-
Other	1,573	-	-	-	-
Total commercial	49,992	981	361	-	-
Residential mortgage:
First lien, closed-end	52,622	647	126	-	-
Junior lien, closed-end	334	416	62	-	-
Total residential mortgage	52,956	1,063	188	-	-
Home equity lines	33,198	770	-	-	-
Consumer – other	3,778	161	7	-	-
Total	$387,066	$4,421	$1,795	$-	$-

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. Management determines the allowance for loan losses based on a number of factors, including a review and evaluation of the Company's loan portfolio and current and projected economic conditions locally and nationally. The allowance is monitored and analyzed in conjunction with the Company's loan analysis and grading program.  The look-back period is a weighted twenty-quarter period.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses of $77,000 and $252,000 for the quarters ended March 31, 2019 and 2018, respectively.  Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
March 31, 2019
Commercial real estate	$2,683	$88	$-	$12	$2,783
Commercial and industrial	596	39	-	1	636
Residential mortgage	520	(43)	-	-	477
Consumer	179	(7)	(8)	8	172
Total	$3,978	$77	$(8)	$21	$4,068

March 31, 2018
Commercial real estate	$2,260	$246	$(50)	$3	$2,459
Commercial and industrial	634	(14)	(25)	2	597
Residential mortgage	505	22	-	-	527
Consumer	200	(2)	(4)	3	197
Total	$3,599	$252	$(79)	$8	$3,780

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The allocation of the allowance for loan losses for March 31, 2019 and December 31, 2018 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
March 31, 2019
Commercial real estate	$1	$2,782	$2,783
Commercial and industrial	109	527	636
Residential mortgage	115	362	477
Consumer	6	166	172
Total	$231	$3,837	$4,068

December 31, 2018
Commercial real estate	$17	$2,666	$2,683
Commercial and industrial	111	485	596
Residential mortgage	117	403	520
Consumer	-	179	179
Total	$245	$3,733	$3,978

The Company’s recorded investment in loans as of March 31, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	March 31, 2019			December 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,392	$291,893	$1,617	$2,456	$247,371
Commercial and industrial	623	62,297	907	624	50,710
Residential mortgage	1,272	66,231	713	1,294	52,912
Consumer and home equity lines	11	46,194	89	7	37,907
Total	$4,298	$466,615	$3,326	$4,381	$388,900

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In conjunction with the acquisition of Clover on January 1, 2019, the loan portfolio was accounted for at fair value as follows:

	PCI loans	Non-PCI loans
Dollars in thousands
Contractual principal and interest at acquisition	$6,121	$61,097
Nonaccretable difference	(1,670)	-
Expected cash flows at acquisition	4,451	61,097
Accretable yield	(516)	(907)
Basis in PCI loans at acquisition – estimated fair value	$3,935	$60,190

A summary of changes in the recorded investment of acquired loans for the three months ended March 31, 2019 was as follows:

	PCI loans	Non-PCI loans
Dollars in thousands
Recorded investment, beginning of period	$-	$-
Fair value of loans acquired during the period	3,935	60,190
Accretion	(57)	(59)
Reduction for payments, sales and foreclosures	(552)	(5,139)
Recorded investment, end of period	$3,326	$54,992
Outstanding principal balance, end of period	$4,000	$55,798

The Company did not have any investment in PCI loans for the three months ended March 31, 2018.

A summary of changes in the accretable yield for PCI loans for the three-months ended March 31, 2019 was as follows:

March 31, 2019
Dollars in thousands
Accretable yield, beginning of period	$-
Addition from acquisition	516
Accretion	(57)
Reclassification from nonaccretable difference	-
Other changes, net	-
Accretable yield, end of period	$459

At March 31, 2019, the Company had pre-approved but unused lines of credit totaling $91.3 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity as of March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Dollars in thousands
Balance, beginning of year	$393	$1,740
Loan disbursements	565	70
Loan repayments	(1,024)	(1,143)
Changes in related parties	562	-
Balance, end of quarter	$496	$667

At March 31, 2019 and 2018, the Company had pre-approved but unused lines of credit totaling $857,000 and $286,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $4,030,000 and $2,603,000 at March 31, 2019 and 2018, respectively.

(8)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three month periods ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Dollars in thousands
Balance, beginning of year	$1,157	$789
Acquired from Clover	960	-
Additions	73	1,426
Proceeds from sale	-	-
Valuation adjustments	-	-
Losses on sales	-	-
Balance, end of quarter	$2,190	$2,215

The Company has three foreclosed residential real estate properties totaling $788,000 as of March 31, 2019.

The Company did not have any consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2019.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(9)	Stock Option Plans

The Company has six share-based compensation plans in effect at March 31, 2019 and March 31, 2018. There was no compensation cost charged against income for those plans for the three months ended March 31, 2019 and the compensation cost charged against income for those plans was approximately $1,000 for the three months ended March 31, 2018.

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

During 2005 the Company adopted, with shareholder approval, an Incentive Stock Option Plan (the “2005 Employee Plan”) and a Non-statutory Stock Option Plan (the “2005 Director Plan”). The 2005 Employee Plan makes available options to purchase 72,389 shares of the Company’s common stock and the 2005 Director Plan makes available 73,527 shares of the Company’s common stock, for an aggregate number of common shares reserved under these plans of 145,916. The exercise price of all options granted to date under these plans range from $2.13 to $5.44. The options granted in 2005 under the 2005 Director Plan and the 2005 Employee Plan vest over a three-year period. The options granted in 2006 through 2015 under the 2005 Employee Plan vest over a four-year period. All unexercised options expire ten years after the date of grant. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The 2005 Employee Plan and the 2005 Director Plan expired in 2015 in accordance with their terms and no further options may be granted under these plans. As a result of the 2009 merger with Carolina Commerce Bank, Carolina Trust Bank assumed all outstanding options of Carolina Commerce under the existing terms and at the conversion rate of 0.625 shares of Carolina Trust stock for each share of Carolina Commerce stock. All options assumed became fully vested at the merger date. As of March 31, 2019, there were 79,845 options outstanding from the converted plans with exercise prices ranging from $2.13 to $10.40.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

There was no stock-based compensation recognized as expense on our consolidated statement of income for the three months ended March 31, 2019. Total stock-based compensation recognized as compensation expense on our consolidated statement of income for the three months ended March 31, 2018 was as follows:

Three months ended March 31, 2018
Dollars in thousands
Option Grants	$1
Restricted Stock Grants	-
Total compensation expense	$1

A summary of option activity under the stock option plans as of March 31, 2019 and changes during the three-month period ended March 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	135,566	$3.83	4.71 years
Exercised	(2,257)	2.42
Expired	-	-
Forfeited	-	-
Granted	-	-
Outstanding, March 31, 2019	133,309	$3.86	4.48 years	$578,780

Exercisable, March 31, 2019	133,309	$3.86		$578,780

There were no options vested or granted during the three months ended March 31, 2019.  As of March 31, 2019 there was no unrecognized compensation cost related to non-vested options granted under all of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three months ended March 31, 2019.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of March 31, 2019 is as follows:

Financial instruments whose contract represents credit risk

March 31, 2019
Dollars in thousands
Undisbursed lines of credit	$91,291
Letters of credit	1,609
$92,900

(11)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of March 31, 2019.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(12)	Leases

Operating leases in which the Company is the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in bank premises, equipment and software and other liabilities, respectively, on our consolidated balance sheet as of March 31, 2019. The Bank leases its main office facility under a lease with an initial term of twenty years. The portion of the lease applicable to the building is being accounted for as a finance lease.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of operations for the three months ended March 31, 2019.

Our leases relate to office space and bank branches with remaining lease terms of 1 to 5 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then-fair market rental rates. These extension options are not included in the lease term as they are not generally considered reasonably certain of exercise. As of March 31, 2019, operating lease ROU assets and liabilities were $416,000 and $403,000, respectively. Operating lease cost for the quarter ended March 31, 2019 was $44,000.

The table below summarizes other information related to our operating leases:

Three months ended March 31, 2019
Dollars in thousands except for percent and period data
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$42
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases, in years	2.8
Weighted-average discount rate – operating leases	2.8%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The table below summarizes the maturity of remaining lease liabilities as of March 31, 2019:

	Operating Leases	Finance Lease
Dollars in thousands
2019	$129	$59
2020	171	72
2021	104	-
2022	13	-
2023	-	-
2024 and thereafter	-	-
Total lease payments	417	131
Less: interest	(14)	(8)
Present value of lease liabilities	$403	$123

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This quarterly report on Form 10-Q contains statements that management believes are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to the financial condition of the Company, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “will,” “may,” “should,” “could,” “would,” “continues,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this quarterly report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements management may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to the Company at the time. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this report are based on current expectations, estimates and projections about the Company’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of the Company’s future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. These risks, uncertainties and assumptions include, without limitation:

☐
deterioration in the financial condition of borrowers resulting in significant increases in the Company’s loan and lease losses and provisions for those losses and other adverse impacts to results of operations and financial condition;

☐	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest-sensitive assets and liabilities;
☐	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
☐	the impact of liquidity needs on our results of operations and financial condition;
☐	risks related to the concentration in commercial real estate;
☐	declines in commercial and residential real estate;
☐	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
☐	a failure in or a breach of the Company’s operational or security systems or those of its third-party service providers;
☐	the effect of any mergers, acquisitions, or other transactions to which the Company may from time to time be a party, including management’s ability to successfully integrate any businesses acquired;
☐	the costs, effects, and outcomes of existing or future litigation, including any litigation related to our acquisition activities;

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

Note Regarding Use of Non-GAAP Financial Measures

This report presents certain non-GAAP financial measures including, without limitation, adjusted net income.  Non-GAAP financial measures include numerical measures of a company’s historical financial performance, financial position, or cash flows that exclude (or include) amounts, or that are subject to adjustments that have the effect of excluding (or including) amounts, that are included (or, as applicable, excluded) in the most directly comparable measures calculated and presented in accordance with GAAP.  The Company has presented the adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures where applicable. The Company considers these adjustments to the GAAP financial measures to be relevant to ongoing operating results. The Company believes that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for the period-to-period comparisons, which will assist investors and analysts in analyzing the operating results or financial position of the Company.  The non-GAAP financial measures are used by management to assess the performance of the Company’s business, including for presentations of Company performance to investors.  The Company further believes that presenting the non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management.  Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.  Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are included with this report.

Completion of Merger with Clover Community Bankshares, Inc.

On January 1, 2019, the Company completed its previously announced merger with Clover Community Bankshares, Inc. (“Clover”), parent company of Clover Community Bank.  Also under the merger agreement, Clover Community Bank merged with the Bank.  Pursuant to the merger agreement, each share of Clover common stock and preferred stock was converted into the right to receive, at the election of each Clover shareholder, either 2.7181 shares of Company common stock or $22.00 in cash, subject to proration procedures that resulted in an aggregate 80% stock and 20% cash consideration mix.  Total consideration was $20.4 million in stock and cash.  Overall, the Company issued 2,123,858 shares of common stock in exchange for 80% of Clover’s shares and paid $3,008 in lieu of fractional Company shares.  Cash consideration paid in exchange for 20% of Clover’s shares totaled $4,298,360.  The stock consideration was valued at $7.58 per share, the most recent closing price at the effective time of the merger.  In accordance with the merger agreement, cash paid in lieu of fractional shares was valued at a rate of $7.6305 per share, the average of the closing sales prices of the Company’s common stock as reported on Nasdaq for the twenty consecutive full trading days ending on the trading day immediately prior to the closing date of the merger.  The fair market value of loans and deposits acquired on the merger date was $64.1 million and $111.6 million, respectively.  The Bank recorded $5.4 million in goodwill, reflecting the amount of consideration given in excess of the fair market value of net assets acquired.  In addition, the Bank recognized $3.2 million in core deposit intangible, the premium recognized for Clover Community Bank’s deposits, which is amortized over the estimated life of those deposits.

Discussion of Financial Condition at March 31, 2019 and December 31, 2018

During the period from December 31, 2018 to March 31, 2019, total assets increased by approximately $146.2 million, or 30.77%. The increase was mostly attributed to the acquisition of Clover Communty Bankshares, Inc. (“Clover”), on January 1, 2019, and was reflected primarily in cash and due from banks, interest-earning deposits with banks, and loans. The increase in total assets was funded by an increase in deposits. Interest-earning deposits with banks, and investment securities including investment securities available for sale and equity securities at March 31, 2019 totaled $98.5 million compared to $53.6 million at December 31, 2018.

The Company’s investment securities portfolio as of March 31, 2019 totaled $69.7 million, an increase of $37.2 million when compared to the $32.6 million reported at December 31, 2018. This increase included $39.6 million acquired from Clover. At March 31, 2019, the Company had a net unrealized gain on available-for-sale securities of $127,000, net of tax, as compared to a net unrealized loss of $549,000, net of tax, at December 31, 2018. On January 1, 2018 the Company adopted the FASB ASU 2016-01 in which there was an initial adjustment of accumulated other comprehensive loss in the amount of $443,000 recorded in retained earnings for the loss on equity securities.

At March 31, 2019, net loans constituted 75.68% of the Company’s total assets. Net loans increased by $80.9 million from December 31, 2018 to March 31, 2019. The increase in loans since December 31, 2018 included $64.1 million acquired from Clover on the effective date of the merger, January 1, 2019, and $17.1 million in additional growth. Of all of the portfolio segments that increased during the first three months of 2019 including the loans acquired from Clover, commercial real estate experienced the largest amount of growth at $46.1 million or 18.4%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

As part of the ongoing monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans, and (v) delinquencies.  The Company also has an internal Loan Review Officer who monitors risk grades on an ongoing basis.  Furthermore, the Company employs a third party contractor to perform an annual loan review.  The scope of the review is typically 50 – 60% of the loan portfolio.

At March 31, 2019 and December 31, 2018 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $4.3 million and $4.4 million, respectively. The Company also had $3.3 million of purchased credit impaired, or PCI, loans at March 31, 2019. Recorded investment in impaired loans of $1.7 million had related allowances for loan losses totaling $231,000 and $245,000 at March 31, 2019 and December 31, 2018, respectively. There were $2.6 million of impaired loans without a specific allowance at March 31, 2019 and December 31, 2018.  Impaired loans at March 31, 2019 and December 31, 2018 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At March 31, 2019, there were nine loans totaling approximately $3.8 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balances. These nine restructured loans are considered troubled debt restructurings at March 31, 2019 and have specific reserves amounting to approximately $224,000. Of these nine loans, eight loans totaling $3.1 million were accruing interest at March 31, 2019.  At December 31, 2018, there were ten loans totaling $3.9 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.1 million were accruing interest. Reserves for loans not considered impaired were approximately $3.8 million and $3.7 million at March 31, 2019 and December 31, 2018, respectively. The allowance for loan losses at both March 31, 2019 and December 31, 2018 was 0.86% and 1.01%, respectively, of gross loans outstanding.

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

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio, trends in portfolio credit quality, including delinquency and charge-off rates and current economic conditions that may affect a borrower's ability to repay.  Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $27.4 million at March 31, 2019 compared to $21.0 million at December 31, 2018.  The increase is attributed mostly to the increase in cash and due from banks of $2.6 million, or 23.91%, increase in bank premises, equipment and software of $2.8 million or 46.64%, and to an increase in foreclosed assets of $1.0 million or 89.28%.  At March 31, 2019, foreclosed assets consisted of seven properties valued at $2.2 million. Of these seven properties, two properties valued at $960,000 were acquired from Clover.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $128.2 million, or 32.45%, for the three months ended March 31, 2019. Of this growth, $111.6 million is due to the acquisition of Clover. The additional $16.6 million was organic growth. The total increase includes increases in noninterest-earning demand deposits of $40.2 million, or 65.70%, interest-earning demand deposits of $50.9 million, or 35.64%, savings deposits of $16.9 million or 74.67%, and time deposits of $20.2 million or 12.00%.

Federal Home Loan Bank advances totaled $16.1 million at March 31, 2019 and December 31, 2018.

Stockholders’ equity amounted to $67.4 million, or 10.85% of total assets at March 31, 2019, compared to $50.3 million, or 10.58% of total assets at December 31, 2018.

Discussion of Results of Operations

For the three months ended March 31, 2019 and 2018

Net Income

Net income for the three months ended March 31, 2019 was $337,000 compared to $581,000 for the first quarter of 2018, a decrease of $244,000.  Common and diluted earnings per common share was $0.04 for the three months ended March 31, 2019 compared to $0.12 for the first quarter of 2018. During the first quarter of 2019 the Company incurred $1,722,000 in merger-related expenses.  If the merger expenses, and certain other income statement items including accretion of discounts recorded on loans and deposits and amortization of the core deposit intangibles, net of tax, were excluded, net income for first quarter 2019 would have been $1,710,000, which is a non-GAAP (Generally Accepted Accounting Principles) measurement. Please refer to “Note Regarding Use of non-GAAP Financial Measures” and the non-GAAP reconciliation table below for additional information.

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

Net interest income for the quarter ended March 31, 2019 totaled $5,658,000 compared to $3,767,000 for the quarter ended March 31, 2018. The Company’s net interest spread was approximately 3.81% and 3.62% for the quarters ended March 31, 2019 and 2018, respectively. Net interest margin on average interest earning assets was 4.09% and 3.79% for the quarters ended March 31, 2019 and 2018, respectively.  Net interest spread increased by 19 basis points, and net interest margin increased by 30 basis points. The yield on earning assets increased by 25 basis points from 4.86% for the quarter ended March 31, 2018 to 5.11% for the quarter ended March 31, 2019.  Comparatively, the cost of funds, including deposits, borrowings and holding company debt, was flat at 1.08% from the first quarter of 2019 compared to the first quarter of 2018.  The improvement in the yield on earning assets and the net interest margin was softened by the shift in the earning asset mix, as the ratio of average loans to average earning assets declined from 89% in the quarter ended March 31, 2018 to 83% in the quarter ended March 31, 2019.  The additional liquidity maintained in interest earning cash and securities resulted in those categories increasing from 11% to 17% as a percentage of earning assets for the same periods.

The margin and asset yield increases were attributed primarily to the 45 basis point increase in loan yield from 5.15% in the first quarter of 2018 to 5.60% in the first quarter of 2019. Loan yields were positively impacted by prime rate increases of 25 basis points each in March 2018, June 2018, September 2018, and December 2018.  The loan yields also benefited from accretion of the discounts on purchased loans and were partially offset by accretion of the discounts on acquired time deposits. The net of loan and deposit accretion added 8 basis points to the net interest margin.

Provision for Loan Losses

The Company recorded a provision for loan losses of $77,000 for the quarter ended March 31, 2019 and $252,000 for the quarter ended March 31, 2018. This decrease of $175,000 in the provision for loan losses is due to continued improvement in credit quality. The ratio of the allowance for loan and lease losses as a percentage of total loans was 0.86% and 1.01% at March 31, 2019 and December 31, 2018, respectively. The decrease of 17 basis points is due primarily to the addition of the Clover loan portfolio and no additional allowance recorded since the discount credit marks are currently sufficient. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated. The non-performing loans exclude PCI loans.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)
March 31, 2019	$474,239	$1,035	$(13)	$4,068
December 31, 2018	393,282	1,051	(133)	3,978
September 30, 2018	380,746	1,057	(6)	3,925
June 30, 2018	374,026	1,105	95	3,844
March 31, 2018	367,039	1,125	71	3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165

Non-interest Income

Non-interest income for the quarter ended March 31, 2019 totaled $620,000, an increase of $290,000 over the $330,000 reported for the quarter ended March 31, 2018. The primary factors contributing to the overall increase were the increase in mortgage fee income of $110,000, the increase in overdraft fees on deposits of $60,000, the increase in interchange fee income, net of $34,000, and the increase in unrealized gain on equity securities of $30,000 for the quarter ended March 31, 2019.

Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Interchange fees consist of income from check card usage, point of sale income from PIN-based debit card transactions and ATM service fees. With the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in 2018, interchange fees are reported net of related costs. See Note 2 – Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Previously, such costs were reported as check card expense. Interchange fees for the three months ended March 31, 2019 and March 31, 2018 reported on a net basis totaled $80,000 and $46,000, respectively.

Non-interest Expense

Non-interest expenses for the March 31, 2019 and 2018 quarters totaled $5,791,000 and $3,096,000, respectively. The $2,695,000 increase was due in part to merger expenses of $1,722,000 related to the acquisition of Clover which was completed on January 1, 2019. There were smaller increases in salaries and benefits, up $556,000 or 29.98%, and in amortization of core deposit intangibles, up $152,000 or 1,689%, both of which were attributed primarily to the acquisition of Clover.  Merger expenses included $1,224,000 paid to former Clover employees in accordance with change-in-control agreements or severance packages and the related payroll taxes. The other merger expenses included $242,000 for data processing due to the system conversion to the Bank’s core system and processes and $173,000 due to various products and services including investment banking services, debit cards, a product brochure for former Clover customers, and training for former Clover employees.  Salaries and wages were up by $463,000 or 36%, as new employees joined the Bank in conjunction with the acquisition of Clover.  This increase included $52,000 for several employees whose employment ended as planned after conversion of Clover’s operating system to the Bank’s operating system in mid-February.  Overtime salaries were up $21,000 or 141% from first quarter of 2018 to the first quarter of 2019, which was in part due to the effort to convert Clover to the Bank’s core system and processes.

Income Tax Expense

The Company recorded income tax expense of $73,000 for the three-months ended March 31, 2019 resulting in an effective tax rate of 18%. For the same period in 2018, the Company recorded income tax expense of $168,000 with an effective tax rate of 22%.

 Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost-effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 18.48% and 13.89% of total assets at March 31, 2019 and December 31, 2018, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $14 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at March 31, 2019. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at March 31, 2019 was $91.6 million, of which $16.1 million was advanced and $11 million was securing a letter of credit.

Total deposits were $523.4 million and $395.1 million at March 31, 2019 and December 31, 2018, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive.  Time deposits represented 36.04% and 42.63% of total deposits at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had brokered time deposits of $15.5 million and $15.0 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At March 31, 2019 and December 31, 2018, respectively, the deposits attributed to the listing service were $7.3 million and $10.2 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The table below presents the regulatory capital ratios for the Bank.

	At March 31, 2019
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Common equity tier 1 capital ratio	12.45%	7.00%	6.50%
Total risk-based capital ratio	13.25%	10.50%	10.00%
Tier 1 risk-based capital ratio	12.45%	8.50%	8.00%
Tier 1 leverage ratio	10.64%	4.00%	5.00%

Non-GAAP Reconciliation

The table below presents the Non-GAAP reconciliation for adjusted net income for the period.

March 31, 2019
Dollars in thousands
Net income	$337
Adjustments:
Merger expenses	1,722
Accretion of purchased loan discounts	(117)
Accretion of purchased time deposit discounts	12
Amortization of core deposit intangible	161
Net tax effect of adjustments	(405)
Adjusted net income	$1,710

Item 4. - Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b)
Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Exercise of Common Stock Warrant. In February 2009, the Bank issued a warrant to purchase up to 86,957 shares of its common stock at an exercise price of $6.90 per share to the U.S. Department of the Treasury in connection with the Bank’s participation in the Treasury’s Capital Purchase Program. The Treasury subsequently told the warrant to a private investor on June 12, 2013. The warrant had an expiration date of February 6, 2019. In connection with our reorganization into the bank holding company form of organization in August 2016, the warrant was automatically converted into a warrant to acquire up to 86,957 shares of the Company’s common stock at the same per share exercise price and with the same expiration date and other terms as the Bank-level warrant.

On February 5, 2019, the warrant holder elected to exercise the warrant, and the Company issued 13,875 shares of its common stock in a cashless exercise of the warrant. Payment of the warrant exercise price (i.e. 86,957 shares x $6.90/share = $600,003, the exercise price) was made by withholding, from the number of shares that would otherwise be delivered to the warrant holder upon such exercise, shares based on the market price of the Company’s common stock on February 1, 2019, which was $8.21 per share.  Thus, 73,082 shares (i.e. $600,003 / $8.21/share) were withheld as payment for the warrant exercise, which resulted in 13,875 shares (i.e. 86,957 shares minus 73,082 shares) being issued to the warrant holder. The warrant was canceled in the exchange.

The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 because the Company exchanged the shares with the warrant holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The shares issued were also exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933.

Item 6.     Exhibits

Exhibit #	Description

2.1
Agreement and Plan of Merger and Reorganization by and between Carolina Trust BancShares, Inc. and Clover Community Bankshares, Inc., dated as of June 14, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.1*	Second Amendment to the 2014 Supplemental Executive Retirement Plan Agreement dated January 22, 2019, by and between Carolina Trust Bank and Jerry L. Ocheltree
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Section 1350 Certification
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

*Compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: May 14, 2019	By:	/s/	Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: May 14, 2019	By:	/s/	Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer