Form 10-Q
period 2019-06-30
Carolina Trust BancShares, Inc.
filed 2019-08-13
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2019 was 9,305,214.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018*
Assets
Cash and due from banks	$13,547	$10,918
Interest-earning deposits with banks	17,014	21,022
Cash and cash equivalents	30,561	31,940

Certificates of deposit with banks	2,344	1,498
Investment securities available for sale, at fair value (amortized cost $66,320 and $32,677)	67,414	31,960
Equity securities	879	617
Federal Home Loan Bank stock	1,272	1,050
Loans	485,435	393,282
Less: Allowance for loan losses	(4,146)	(3,978)
Net Loans	481,289	389,304

Bank-owned life insurance	11,033	7,393
Accrued interest receivable	1,870	1,259
Bank premises, equipment and software	8,895	6,093
Foreclosed assets	1,351	1,157
Goodwill	5,665	-
Core deposit intangibles, net of accumulated amortization of $1,030 and $744 at June 30, 2019 and December 31, 2018, respectively	2,584	40
Other assets	2,266	2,793
Total Assets	$617,423	$475,104

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$96,010	$61,120
Interest-earning demand deposits	191,311	142,899
Savings	38,872	22,693
Time deposits	189,960	168,437
Total deposits	516,153	395,149

Finance lease obligation	106	141
Federal Home Loan Bank advances	17,200	16,100
Long term subordinated debt	9,793	9,753
Accrued interest payable	571	421
Other liabilities	3,703	3,279
Total liabilities	547,526	424,843

Common stock warrant	-	426
Common stock, $2.50 par value; 20,000,000 and 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respecitvely; 9,301,575 and 7,156,987 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	23,254	17,892
Additional paid-in capital	36,370	25,211
Retained earnings	9,436	7,281
Accumulated other comprehensive income (loss)	837	(549)
Total stockholders’ equity	69,897	50,261
Total Liabilities and Stockholders’ Equity	$617,423	$475,104

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2018 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018
Interest Income
Interest on investment securities	$483	$217
Interest and fees on loans	6,781	4,846
Other interest income	139	135
Total interest income	7,403	5,198

Interest Expense
Interest expense non-maturity deposits	363	166
Interest expense time deposits	891	702
Interest expense borrowed funds	98	80
Interest expense on subordinated debt	194	191
Interest expense, other	2	16
Total interest expense	1,548	1,155
Net interest income	5,855	4,043
Provision for loan losses	76	88
Net interest income after loan loss provision	5,779	3,955

Noninterest income
Overdraft fees on deposits	150	141
Interchange fee income, net	116	52
Service charges on deposits	29	16
Mortgage fee income	124	27
Customer service fees	26	14
ATM income	15	7
Bank-owned life insurance income	67	49
Unrealized gain on equity securities	128	50
Other income	9	10
Total noninterest income	664	366

Noninterest expense
Salaries & benefits expense	2,301	1,834
Occupancy expense	221	186
Furniture, fixture & equipment expense	215	153
Data processing expense	278	188
Office supplies expense	39	21
Professional fees	133	112
Advertising and marketing	40	27
Insurance	101	92
Foreclosed asset expense, net	79	300
Loan expense	52	58
Stockholder expense	89	35
Directors fees and expenses	92	66
Telephone expense	92	69
Amortization of core deposit intangibles	125	8
Merger expenses	49	323
Other operating expense	202	148
Total noninterest expense	4,108	3,620
Pre-tax income	2,335	701
Income tax expense	517	191
Net income	$1,818	$510

Earnings per share
Basic earnings per common share	$0.20	$0.08
Diluted earnings per common share	$0.19	$0.08
Weighted average common shares outstanding	9,297,142	6,583,719
Diluted average common shares outstanding	9,366,814	6,671,626

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2019	2018
Interest Income
Interest on investment securities	$993	$424
Interest and fees on loans	13,201	9,424
Other interest income	289	177
Total interest income	14,483	10,025

Interest Expense
Interest expense non-maturity deposits	704	312
Interest expense time deposits	1,700	1,310
Interest expense borrowed funds	174	190
Interest expense on subordinated debt	386	382
Interest expense, other	6	21
Total interest expense	2,970	2,215
Net interest income	11,513	7,810
Provision for loan losses	153	340
Net interest income after loan loss provision	11,360	7,470

Noninterest income
Overdraft fees on deposits	350	281
Interchange fee income, net	196	98
Service charges on deposits	66	31
Mortgage fee income	249	42
Customer service fees	48	29
ATM income	23	13
Bank-owned life insurance income	133	98
Unrealized gain on equity securities	196	88
Other income	23	16
Total noninterest income	1,284	696

Noninterest expense
Salaries & benefits expense	4,720	3,697
Occupancy expense	452	414
Furniture, fixture & equipment expense	419	310
Data processing expense	523	390
Office supplies expense	75	41
Professional fees	245	223
Advertising and marketing	86	59
Insurance	137	186
Foreclosed asset expense, net	102	326
Loan expense	133	86
Stockholder expense	134	69
Directors fees and expenses	199	140
Telephone expense	189	140
Amortization of core deposit intangibles	286	17
Merger expenses	1,771	323
Other operating expense	428	295
Total noninterest expense	9,899	6,716
Pre-tax income	2,745	1,450
Income tax expense	590	359
Net income	$2,155	$1,091

Earnings per share
Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19
Weighted average common shares outstanding	9,293,994	5,667,619
Diluted average common shares outstanding	9,366,779	5,763,824

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,
	2019	2018

Net income	$1,818	$510

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	929	(163)
Deferred income tax benefit (expense)	(218)	38
Total other comprehensive income (loss)	711	(125)

Total comprehensive income	$2,529	$385

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018

Net income	$2,155	$1,091

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	1,810	(603)
Deferred income tax benefit (expense)	(424)	141
Total other comprehensive income (loss)	1,386	(462)

Total comprehensive income	$3,541	$629

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

		Common Stock
	Warrant	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balances at March 31, 2018	$426	4,660,987	$11,652	$13,016	$4,910	$(626)	$29,378
Net income	-	-	-	-	510	-	510
Issuance of common stock	-	2,496,000	6,240	12,198	-	-	18,438
Other comprehensive loss	-	-	-	-	-	(125)	(125)
Balance at June 30, 2018	$426	7,156,987	$17,892	$25,214	$5,420	$(751)	$48,201

Balances at March 31, 2019	$-	9,296,977	$23,243	$36,392	$7,618	$126	$67,379
Net income	-	-	-	-	1,818	-	1,818
Exercise of stock options	-	4,598	11	6	-	-	17
Acquisition of Clover Community Bankshares, Inc.	-	-	-	(28)	-	-	(28)
Other comprehensive income	-	-	-	-	-	711	711
Balance at June 30, 2019	$-	9,301,575	$23,254	$36,370	$9,436	$837	$69,897

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

		Common Stock
	Warrant	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2017	$426	4,657,880	$11,645	$13,008	$4,772	$(732)	$29,119
Net income	-	-	-	-	1,091	-	1,091
Exercise of stock options	-	3,107	7	7	-	-	14
Stock based compensation	-	-	-	1	-	-	1
Issuance of common stock	-	2,496,000	6,240	12,198	-	-	18,438
Reclassification of certain tax effects	-	-	-	-	(443)	443	-
Other comprehensive loss	-	-	-	-	-	(462)	(462)
Balance at June 30, 2018	$426	7,156,987	$17,892	$25,214	$5,420	$(751)	$48,201

Balances at December 31, 2018	$426	7,156,987	$17,892	$25,211	$7,281	$(549)	$50,261
Net income	-	-	-	-	2,155	-	2,155
Exercise of stock options	-	6,855	17	6	-	-	23
Acquisition of Clover Community Bankshares, Inc.	-	2,123,858	5,310	10,762	-	-	16,072
Exercise of warrant	(426)	13,875	35	391	-	-	-
Other comprehensive income	-	-	-	-	-	1,386	1,386
Balance at June 30, 2019	$-	9,301,575	$23,254	$36,370	$9,436	$837	$69,897

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2,155	$1,091
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	153	340
Depreciation and amortization of bank premises, equipment and software, and operating lease right-of-use assets	367	231
Acquired loan accretion	(249)	(3)
Accretion of time deposit discount and amortization of core deposit intangibles	308	17
Net amortization of bond premiums/discounts	180	68
Amortization of long-term subordinated debt issuance costs	40	37
Unrealized gain on equity securities	(196)	(88)
Stock compensation expense	-	1
Increase in value of bank-owned life insurance	(133)	(98)
Net losses and impairment write-downs on foreclosed assets	55	226
Deferred tax provision	699	(107)
Decrease (increase) in other assets	(751)	91
Increase in accrued interest receivable	(107)	(62)
Increase in accrued interest payable	116	68
Decrease in other liabilities	(1,792)	(44)
Net cash and cash equivalents provided by operating activities	845	1,768

Cash flows from investing activities
Net cash received from acquisition	8,741	-
Net increase in loans	(27,923)	(27,057)
Maturities of certificates of deposit with banks	494	-
Proceeds from the sale of foreclosed assets	784	210
Purchase of available for sale securities	(533)	-
Net purchases of bank premises, equipment and software	(241)	(23)
Proceeds from maturities, calls and pay-downs of available for sale securities	6,235	1,613
Redemptions (purchases) of Federal Home Loan Bank stock	(222)	291
Net cash and cash equivalents used in investing activities	(12,665)	(24,966)

Cash flows from financing activities
Increase in deposits	9,353	52,626
Increase (decrease) in Federal Home Loan Bank advances	1,100	(7,500)
Finance lease payments	(35)	(33)
Issuance of long term debt	-	3,000
Repayment of long term debt	-	(3,000)
Net proceeds from the issuance of common stock	23	18,453
Net cash and cash equivalents provided by financing activities	10,441	63,546
Net increase (decrease) in cash and cash equivalents	(1,379)	40,348

Cash and cash equivalents, beginning	31,940	9,056
Cash and cash equivalents, ending	$30,561	$49,404

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$30	$466
Cash paid during the period for interest	$3,058	$2,147

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$1,386	$(462)
Transfer of loans to foreclosed assets	$73	$1,618
Fair value of assets acquired	$115,193	$-
Fair value of liabilities assumed	$113,500	$-
Initial recognition of operating lease right-of-use assets	$457	$-
Initial recognition of operating lease liabilities	$443	$-

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

(1)	Presentation of Financial Statements

The consolidated financial statements include the accounts of Carolina Trust BancShares, Inc. (the “Company”), its subsidiary, Carolina Trust Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Western Carolina Holdings, LLC, which owns certain Bank assets. All significant intercompany balances and transactions have been eliminated in consolidation. On August 16, 2016, the Company announced that it had consummated a statutory share exchange pursuant to which it became the parent company of the Bank.  Shares of the Bank’s common stock were exchanged for shares of the Company’s common stock at a one-for-one exchange rate.  The Company is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956.  The Bank is the only subsidiary of the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

Information regarding the organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with the Annual Report.

(2)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 was effective for the Company on January 1, 2019. The standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply the standard as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. The Company has adopted all the optional practical expedients available under ASU 2016-02.

The operating leases of the Company relate to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $457,000 and an operating lease liability of $443,000 on January 1, 2019, with no impact on net income or stockholders’ equity. The ROU asset and operating lease liability are recorded in bank premises, equipment and software and other liabilities, respectively, in the consolidated balance sheet as of June 30, 2019. See Note 12 - Leases for additional information.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation. The Company has adopted a software model for the ALLL model that has add-on functionality for compliance with the new standard. The Company has also contracted with a vendor to help with the development of the ALLL model for the new standard. Based on the FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies.

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

Acquisition of Clover Community Bankshares, Inc.

On January 1, 2019 the Company acquired Clover Community Bankshares, Inc. (“Clover”), the parent holding company for Clover Community Bank, Clover, South Carolina.  Pursuant to the Agreement and Plan of Merger and Reorganization between the Company and Clover dated June 14, 2018, Clover merged with and into the Company, with the Company being the surviving corporation in the merger. Immediately following the parent merger, Clover Community Bank was merged with and into the Bank, also effective January 1, 2019. Pursuant to the merger agreement, each share of Clover capital stock was converted into either 2.7181 shares of the Company’s common stock or $22.00 in cash and subject to a prescribed allocation in the merger agreement that provided that 80% of Clover’s shares would be converted to the stock consideration and 20% of Clover’s shares would be converted into the cash consideration.  Overall, the Company issued 2,123,858 shares of its common stock in exchange for 80% of the Clover shares and paid $3,008 in lieu of fractional shares that would otherwise have been issued. The cash merger consideration paid for 20% of the Clover’s shares totaled $4,298,360.  The stock consideration was valued at $7.58 per share, based on the most recent closing price reported on The Nasdaq Stock Market for a share of the Company’s common stock on the date immediately preceding the merger date. In accordance with the merger agreement, cash in lieu of fractional shares was valued at a rate of $7.63 per share, based on the 20-day average closing price for a share of the Company’s common stock for the 20-trading days immediately preceding the merger date.  The total purchase price paid was $20.4 million.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The transaction was accounted for using the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets and liabilities of Clover were recorded based on estimates of fair values as of January 1, 2019. In the second quarter of 2019, there were some additional adjustments to the fair value of assets acquired. An increase in the amount of $76,000 was made to the fair value adjustments of loans acquired due to a correction on the valuation of interest only loans. A decrease of $330,000 to Core deposit intangible was recorded due to correction of the FHLB offering rates used in the valuation calculation. An offsetting entry was made to the deferred tax asset, which is included in other assets, for $96,000. The remaining $310,000 was recorded as an increase to goodwill.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair value:

(Dollars in thousands)	As Recorded by Clover	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$13,042	$-	$13,042
Certificates of deposit with banks	1,340	-	1,340
Securities	39,637	(45)	39,592
Loans	66,343	(2,294)	64,049
Allowance for loan losses	(1,452)	1,452	-
Bank premises, equipment and software	1,827	644	2,471
Core deposit intangible	-	2,830	2,830
Other assets	5,854	(943)	4,911
Total	$126,591	$1,644	$128,235

Liabilities
Deposits	$111,675	$(46)	$111,629
Other liabilities	1,438	433	1,871
Total	$113,113	$387	$113,500

Net identifiable assets acquired			$14,735

Total cost of acquisition
Value of stock issued		$16,099
Cash paid in the acquisition		4,301
Total cost of acquisition			20,400

Goodwill recorded			$5,665

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The following table presents the purchased credit impaired (“PCI”) and non-PCI loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

Dollars in thousands	PCI loans	Non-PCI loans	Total loans acquired
January 1, 2019
Gross contractual amount receivable	$5,246	$61,097	$66,343
Fair value adjustments	(1,318)	(976)	(2,294)
Fair value of loans receivable	$3,928	$60,121	$64,049

Goodwill recorded for Clover represents future revenues to be derived, including efficiencies that are expected to result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

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

Pro forma income statement line items	Three Months Ended June 30,
	2019		2018
Dollars in thousands
Net interest income	$5,821		$5,276
Noninterest income	664		684
Total revenue	6,485		5,960

Net income available to common shareholders	$1,851	*	$751

Pro forma income statement line items	Six Months Ended June 30,
	2019		2018
Dollars in thousands
Net interest income	$11,462		$10,388
Noninterest income	1,284		1,319
Total revenue	12,746		11,707

Net income available to common shareholders	$3,514	*	$1,570

*Pro forma net income for the three months and six months ended June 30, 2019 excludes $49,000 and $1,771,000, respectively, in nonrecurring merger related expenses that were recognized during the periods.  Net of tax, the amounts excluded for the three months and six months ended June 30, 2019 were $41,000 and $1,369,000, respectively.  Merger related expenses include payments to Clover employees for severance contracts, data processing conversion expenses, investment banker fees, consulting and auditing fees.

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

The following table summarizes earnings per share and the shares utilized in the computations for the three and six months ended June 30, 2019 and 2018, respectively:

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Three months ended June 30, 2019
Basic earnings per common share	$1,818	9,297,142	$0.20
Effect of dilutive stock securities	-	69,672	(0.01)
Diluted earnings per common share	$1,818	9,366,814	$0.19

Three months ended June 30, 2018
Basic earnings per common share	$510	6,583,719	$0.08
Effect of dilutive stock securities	-	73,084	-
Effect of dilutive stock warrants	-	14,823	-
Diluted earnings per common share	$510	6,671,626	$0.08

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Six months ended June 30, 2019
Basic earnings per common share	$2,155	9,293,994	$0.23
Effect of dilutive stock securities	-	70,235	-
Effect of dilutive stock warrants	-	2,550	-
Diluted earnings per common share	$2,155	9,366,779	$0.23

Six months ended June 30, 2018
Basic earnings per common share	$1,091	5,667,619	$0.19
Effect of dilutive stock securities	-	77,027	-
Effect of dilutive stock warrants	-	19,178	-
Diluted earnings per common share	$1,091	5,763,824	$0.19

For the three and six months ended June 30, 2019 and June 30, 2018, there were no anti-dilutive shares.

(5)	Fair Value Measurements

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

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at June 30, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$13,547	$13,547	$-	$-	$13,547
Interest-earning deposits with banks	17,014	17,014	-	-	17,014
Certificates of deposit with banks	2,344	-	2,363	-	2,363
Federal Home Loan Bank stock	1,272	-	1,272	-	1,272
Investment securities available for sale	67,414	-	66,436	978	67,414
Equity securities	879	879	-	-	879
Net loans	481,289	-	-	468,078	468,078
Accrued interest receivable	1,870	-	1,870	-	1,870

LIABILITIES
Deposits	$516,153	$-	$515,661	$-	$515,661
Finance lease obligation	106	-	106	-	106
Federal Home Loan Bank Advances	17,200	-	17,302	-	17,302
Long term subordinated debt	9,793	-	9,785	-	9,785
Accrued interest payable	571	-	571	-	571

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$10,918	$10,918	$-	$-	$10,918
Interest-earning deposits with banks	21,022	21,022	-	-	21,022
Certificates of deposit with banks	1,498	-	1,484	-	1,484
Federal Home Loan Bank stock	1,050	-	1,050	-	1,050
Investment securities available for sale	31,960	-	31,960	-	31,960
Equity securities	617	617	-	-	617
Net loans	389,304	-	-	378,675	378,675
Accrued interest receivable	1,259	-	1,259	-	1,259

LIABILITIES
Deposits	$395,149	$-	$389,493	$-	$389,493
Capital lease obligation	141	-	141	-	141
Federal Home Loan Bank Advances	16,100	-	16,053	-	16,053
Long term subordinated debt	9,753	-	9,946	-	9,946
Accrued interest payable	421	-	421	-	421

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2019
Available-for-Sale Securities
U.S. Government and federal agency	$19,276	$-	$19,276	$-
Mortgage-backed securities*	29,048	-	29,048	-
Municipal securities	18,112	-	18,112	-
Corporate debt securities	978	-	-	978
Total available-for-sale securities	67,414	-	66,436	978
Equity securities	879	879	-	-
Total	$68,293	$879	$66,436	$978

December 31, 2018
Available-for-Sale Securities
U.S. Government and federal agency	$10,789	$-	$10,789	$-
Mortgage-backed securities*	20,541	-	20,541	-
Municipal securities	630	-	630	-
Total available-for-sale securities	31,960	-	31,960	-
Equity securities	617	617	-	-
Total	$32,577	$617	$31,960	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended June 30, 2019 and December 31, 2018.

The tables below present the changes during the three and six months ended June 30, 2019 in the amount of Level 3 assets measured on a recurring basis.

Three months ended June 30, 2019
Dollars in thousands
Balance, beginning of period	$965
Additions	-
Change in valuation recognized in OCI	13
Balance, end of period	$978

Six months ended June 30, 2019
Dollars in thousands
Balance, beginning of period	$-
Additions	956
Change in valuation recognized in OCI	22
Balance, end of period	$978

The Company did not have any Level 3 assets measured on a recurring basis as of June 30, 2018.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At June 30, 2019, the discounted cash flows method was used in determining the fair value of eight loans totaling $1.2 million and the fair value of the collateral method was used in the other twenty-six loans totaling $2.4 million. At December 31, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.7 million and the fair value of the collateral method was used in the other twenty-two loans totaling $2.4 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the period ended June 30, 2019. Valuation techniques are consistent with techniques used in prior periods.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the six months ended June 30, 2019 and 2018.

	June 30
Dollars in thousands	2019	2018
Carrying value of impaired loans before allocations	$1,266	$1,685
Specific valuation allowance allocations	(208)	(249)
Carrying value of impaired loans after allocations	$1,058	$1,436

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The fair value of foreclosed assets is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the three months ended June 30, 2019 and 2018, there were no assets that were written down prior to foreclosure. For the six months ended June 30, 2019 there were no assets that were written down prior to foreclosure and for the six months ended June 30, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the three and six months ended June 30, 2019, foreclosed assets with a carrying value of $231,000 were written down by $37,000 to $194,000 subsequent to foreclosure. For the three and six months ended June 30, 2018, foreclosed assets with a carrying value of $978,000 were written down by $248,000 to $730,000 subsequent to foreclosure.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
June 30, 2019
Foreclosed assets	$194	$-	$-	$194
Impaired loans	1,058	-	-	1,058
Total	$1,252	$-	$-	$1,252

December 31, 2018
Foreclosed assets	$942	$-	$-	$942
Impaired loans	1,487	-	-	1,487
Total	$2,429	$-	$-	$2,429

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

Quantitative information about level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
June 30, 2019
Impaired loans	$1,058	Discounted cash flows	Discount rate	4.75% - 8.50%	6.46%
Foreclosed assets	194	Discounted appraisals	Appraisal adjustments	21.88 – 71.11%	26.10%

December 31, 2018
Impaired loans	$122	Discounted appraisals	Appraisal adjustments	15.00%	15.00%
	1,365	Discounted cash flows	Discount rate	4.75 – 8.50%	7.05%

Foreclosed assets	942	Discounted appraisals	Appraisal adjustments	8.00% - 15.00%	9.68%

(6)	Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Available-for-sale:
U.S. Government and federal agency	$18,972	$328	$(24)	$19,276
Mortgage-backed securities *	28,789	407	(148)	29,048
Municipal securities	17,603	509	-	18,112
Corporate debt securities	956	22	-	978
Total available-for-sale securities	66,320	1,266	(172)	67,414
Equity securities	1,271	-	(392)	879
Total	$67,591	$1,266	$(564)	$68,293

December 31, 2018
Available-for-sale:
U.S. Government and federal agency	$11,036	$6	$(253)	$10,789
Mortgage-backed securities *	21,010	36	(505)	20,541
Municipal securities	631	1	(2)	630
Total available-for-sale securities	32,677	43	(760)	31,960
Equity securities	1,204	-	(587)	617
Total	$33,881	$43	$(1,347)	$32,577

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The amortized cost and fair values of securities available for sale at June 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$935	$938
Due after one but within five years	12,186	12,318
Due after five but within ten years	18,083	18,436
Due after ten years	35,116	35,722
	$66,320	$67,414

The following table details unrealized losses and related fair values in the Company’s available for sale investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018, respectively.

	Temporarily Impaired Securities in Available-for-Sale Portfolio

	Less than 12 Months		Greater than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
June 30, 2019

U.S. Government and federal agency	$1,517	$(2)	$2,807	$(22)	$4,324	$(24)
Mortgage-backed securities *	575	(2)	12,528	(146)	13,103	(148)
Municipal Securities	-	-	-	-	-	-
Total temporarily impaired securities	$2,092	$(4)	$15,335	$(168)	$17,427	$(172)

December 31, 2018

U.S. Government and federal agency	$-	$-	$10,657	$(253)	$10,657	$(253)
Mortgage-backed securities *	2,885	(10)	13,644	(495)	16,529	(505)
Municipal Securities	-	-	290	(2)	290	(2)
Total temporarily impaired securities	$2,885	$(10)	$24,591	$(750)	$27,476	$(760)

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of June 30, 2019, management believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of June 30, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.  Securities with a fair value of $7.0 million were pledged to secure public funds at June 30, 2019. The Company had no sales of securities during the three or six month periods ended June 30, 2019 and June 30, 2018.

(7)	Loans

Loans are summarized in the following table which includes $3.3 million at June 30, 2019 of PCI loans resulting from the acquisition of Clover on January 1, 2019; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans.

	June 30, 2019			December 31, 2018
Dollars in thousands	Loans - excluding PCI	PCI Loans	Total Loans	Loans - excluding PCI	PCI Loans		Total Loans
Commercial real estate
Residential ADC	$8,095	$-	$8,095	$4,650		$-	$4,650
Commercial ADC	31,633	11	31,644	20,790		-	20,790
Farmland	6,365	-	6,365	4,833		-	4,833
Multifamily	19,491	-	19,491	18,537		-	18,537
Owner occupied	127,672	1,587	129,259	103,983		-	103,983
Non-owner occupied	110,618	-	110,618	97,034		-	97,034
Total commercial real estate	303,874	1,598	305,472	249,827		-	249,827

Commercial
Commercial and industrial	57,108	315	57,423	49,499		-	49,499
Agriculture	200	-	200	262		-	262
Other	6,918	-	6,918	1,573		-	1,573
Total commercial	64,226	315	64,541	51,334		-	51,334

Residential mortgage
First lien, closed-end	67,829	1,259	69,088	53,395		-	53,395
Junior lien, closed-end	1,110	2	1,112	812		-	812
Total residential mortgage	68,939	1,261	70,200	54,207		-	54,207

Home equity lines	39,244	-	39,244	33,968		-	33,968
Consumer – other	5,897	81	5,978	3,946		-	3,946
Total loans	$482,180	$3,255	$485,435	$393,282	$		$393,282

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

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	June 30, 2019	December 31, 2018
Dollars in thousands
Commercial real estate
Commercial ADC	$3	$42
Owner occupied	846	932
Non-owner occupied	4	4
Total commercial real estate	853	978
Commercial
Commercial and industrial	180	-
Total commercial	180	-
Residential mortgage:
First lien, closed end	126	57
Junior lien, closed end	3	4
Total residential mortgage	129	61
Home equity lines	-	-
Consumer – other	4	7
Total non-accrual loans	$1,166	$1,046

Interest foregone on non-accrual loans was approximately $21,000 and $45,000 for the three and six months ended June 30, 2019 and $22,000 and $37,000 for the three and six months ended June 30, 2018.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

An analysis of past due loans, segregated by class, was as follows:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
June 30, 2019
Commercial real estate:
Residential ADC	$-	$-	$-	$8,095	$8,095	$-
Commercial ADC	-	-	-	31,644	31,644	-
Farmland	-	-	-	6,365	6,365	-
Multifamily	-	-	-	19,491	19,491	-
Owner occupied	444	126	570	128,689	129,259	-
Non-owner occupied	-	124	124	110,494	110,618	120
Total commercial real estate	444	250	694	304,778	305,472	120
Commercial:
Commercial and industrial	278	42	320	57,103	57,423	-
Agriculture	-	-	-	200	200	-
Other	-	-	-	6,918	6,918	-
Total commercial	278	42	320	64,221	64,541	-
Residential mortgage:
First lien, closed end	-	106	106	68,982	69,088	-
Junior lien, closed-end	56	-	56	1,056	1,112	-
Total residential mortgage	56	106	162	70,038	70,200	-
Home equity lines	-	-	-	39,244	39,244	-
Consumer – other	100	2	102	5,876	5,978	-
Total loans	$878	$400	$1,278	$484,157	$485,435	$120

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2018
Commercial real estate:
Residential ADC	$-	$-	$-	$4,650	$4,650	$-
Commercial ADC	39	-	39	20,751	20,790	-
Farmland	-	-	-	4,833	4,833	-
Multifamily	-	-	-	18,537	18,537	-
Owner occupied	-	927	927	103,056	103,983	-
Non-owner occupied	-	4	4	97,030	97,034	-
Total commercial real estate	39	931	970	248,857	249,827	-
Commercial:
Commercial and industrial	126	-	126	49,373	49,499	-
Agriculture	-	-	-	262	262	-
Other	-	-	-	1,573	1,573	-
Total commercial	126	-	126	51,208	51,334	-
Residential mortgage:
First lien, closed end	247	33	280	53,115	53,395	-
Junior lien, closed-end	-	-	-	812	812	-
Total residential mortgage	247	33	280	53,927	54,207
Home equity lines	85	-	85	33,883	33,968	-
Consumer – other	-	13	13	3,933	3,946	5
Total loans	$497	$977	$1,474	$391,808	$393,282	$5

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

At June 30, 2019 there was one loan in the amount of $120,000 past due 90 days or more, which was still accruing interest.  There was one loan in the amount of $5,000 past due 90 days or more and still accruing interest at December 31, 2018.

Impaired loans

Impaired loans are set forth in the following tables.

June 30, 2019
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$3	$3	$-	$-
Owner occupied	2,146	2,146	-	-
Non-owner occupied	4	4	-	-
Total commercial real estate	2,153	2,153	-	-
Commercial
Commercial and industrial	730	188	542	104
Residential mortgage
First lien, closed-end	705	126	520	103
Junior lien, closed- end	264	60	204	1
Total residential mortgage	969	186	724	104
Home equity lines	-	-	-	-
Consumer – other	4	4	-	-
Total loans	$3,856	$2,531	$1,266	$208

December 31, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$42	$42	$-	$-
Owner occupied	2,409	2,269	140	17
Non-owner occupied	5	5	-	-
Total commercial real estate	2,456	2,316	140	17
Commercial
Commercial and industrial	624	-	624	111
Residential mortgage
First lien, closed-end	876	56	760	42
Junior lien, closed- end	478	270	208	75
Total residential mortgage	1,354	326	968	117
Home equity lines	-	-	-	-
Consumer – other	7	7	-	-
Total loans	$4,441	$2,649	$1,732	$245

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

	Three months ended June 30, 2019		Three months ended June 30, 2018

In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$19	$-	$4	$-
Multifamily	-	-	-	21
Owner occupied	1,630	17	2,503	-
Non-owner occupied	3	-	7	-
Total commercial real estate	1,652	17	2,514	21
Commercial
Commercial and industrial	557	11	712	11
Residential mortgage
First lien, closed-end	420	8	870	11
Junior lien, closed- end	352	4	429	5
Total residential mortgage	772	12	1,299	16
Home equity lines	-	-	95	1
Consumer – other	7	-	5	-
	$2,988	$40	$4,625	$49

	Six months ended June 30, 2019		Six months ended June 30, 2018

In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$32	$-	$8	$-
Multifamily	-	-	82	-
Owner occupied	2,271	33	2,745	7
Non-owner occupied	4	-	16	-
Total commercial real estate	2,307	33	2,851	7
Commercial
Commercial and industrial	677	26	732	13
Residential mortgage
First lien, closed-end	683	15	912	68
Junior lien, closed- end	473	8	560	5
Total residential mortgage	1,156	23	1,472	73
Home equity lines	-	-	99	2
Consumer – other	8	-	4	11
Total loans	$4,148	$82	$5,158	$106

Troubled Debt Restructurings

As of June 30, 2019, nine loans totaling $3,229,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $3,856,000 were identified as troubled debt restructurings and considered impaired at December 31, 2018, none of which had unfunded commitments. Of the nine loans identified as troubled debt restructurings at June 30, 2019, eight loans totaling $2,574,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2018, nine loans totaling $3,140,000 were accruing interest.

For the three- and six-month periods ended June 30, 2019, there were no concessions made on newly restructured loans.

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2018, there were no concessions made on newly restructured loans. For the six months ended June 30, 2018, the following table presents a breakdown of the types of concessions made by loan class.

	Six months ended June 30, 2018
Dollars in thousands	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment

Extended payment terms
Consumer - other	1	$2	$2
Total	1	$2	$2
Grand Total	1	$2	$2

Qualitative factors are calculated for each segment of the loan portfolio.  Factors include economic, concentrations, trends in terms of volume and mix, interest rate movement, and delinquency.  If a restructured loan is delinquent, it is addressed in the delinquency factor for that segment.  Because the number and dollar amounts of restructured loans represent a relatively small percentage (1%) of the total loan balances, there is no specific qualitative factor tied to restructured loans.

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2019 and June 30, 2018.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

There were no loans that were modified as troubled debt restructurings within the previous 12 months as of June 30, 2019. The following table presents the successes and failures of the types of modifications within the previous 12 months as of June 30, 2018.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
June 30, 2018	(Dollars in thousands)
Extended payment terms	-	$-	1	$2	-	$-	-	$-
Total	-	$-	1	$2	-	$-	-	$-

Credit Quality Indicators

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

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

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

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The following table presents the credit risk profile by internally assigned risk grades.

June 30, 2019
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$8,095	$-	$-	$-	$-
Commercial ADC	31,630	-	3	-	-
Farmland	6,365	-	-	-	-
Multifamily	19,491	-	-	-	-
Owner occupied	125,535	1,291	846	-	-
Non-owner occupied	110,494	-	124	-	-
Total commercial real estate	301,610	1,291	973	-	-
Commercial:
Commercial and industrial	55,673	805	630	-	-
Agriculture	200	-	-	-	-
Other	6,918	-	-	-	-
Total commercial	62,791	805	630	-	-
Residential mortgage:
First lien, closed-end	66,829	874	126	-	-
Junior lien, closed-end	641	409	60	-	-
Total residential mortgage	67,470	1,283	186	-	-
Home equity lines	38,613	631	-	-	-
Consumer – other	5,734	159	4	-	-
Purchased credit impaired loans	1,202	556	1,497	-	-
Total	$477,420	$4,725	$3,290	$-	$-

December 31, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$4,650	$-	$-	$-	$-
Commercial ADC	20,509	239	42	-	-
Farmland	4,833	-	-	-	-
Multifamily	18,537	-	-	-	-
Owner occupied	101,706	1,207	1,070	-	-
Non-owner occupied	96,907	-	127	-	-
Total commercial real estate	247,142	1,446	1,239	-	-
Commercial:
Commercial and industrial	48,157	981	361	-	-
Agriculture	262	-	-	-	-
Other	1,573	-	-	-	-
Total commercial	49,992	981	361	-	-
Residential mortgage:
First lien, closed-end	52,622	647	126	-	-
Junior lien, closed-end	334	416	62	-	-
Total residential mortgage	52,956	1,063	188	-	-
Home equity lines	33,198	770	-	-	-
Consumer – other	3,778	161	7	-	-
Total	$387,066	$4,421	$1,795	$-	$-

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

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded provisions for loan losses of $76,000 and $153,000 for the three and six months ended June 30, 2019.  The Company recorded provisions for loan losses for the three and six months ended June 30, 2018 that totaled $88,000 and $340,000, respectively. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 and 2018.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2019
Commercial real estate	$2,783	$91	$-	$5	$2,879
Commercial and industrial	636	(27)	-	4	613
Residential mortgage	477	10	-	-	487
Consumer	172	2	(14)	7	167
Total	$4,068	$76	$(14)	$16	$4,146

June 30, 2018
Commercial real estate	$2,459	$18	$-	$27	$2,504
Commercial and industrial	597	9	-	2	608
Residential mortgage	527	55	(50)	-	532
Consumer	197	6	(6)	3	200
Total	$3,780	$88	$(56)	$32	$3,844

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 and 2018.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
June 30, 2019
Commercial real estate	$2,683	$179	$-	$17	$2,879
Commercial and industrial	596	12	-	5	613
Residential mortgage	520	(33)	-	-	487
Consumer	179	(5)	(22)	15	167
Total	$3,978	$153	$(22)	$37	$4,146

June 30, 2018
Commercial real estate	$2,260	$264	$(50)	$30	$2,504
Commercial and industrial	634	(5)	(25)	4	608
Residential mortgage	505	77	(50)	-	532
Consumer	200	4	(10)	6	200
Total	$3,599	$340	$(135)	$40	$3,844

The allocation of the allowance for loan losses for June 30, 2019 and December 31, 2018 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
June 30, 2019
Commercial real estate	$-	$2,879	$2,879
Commercial and industrial	104	509	613
Residential mortgage	104	383	487
Consumer	-	167	167
Total	$208	$3,938	$4,146

December 31, 2018
Commercial real estate	$17	$2,666	$2,683
Commercial and industrial	111	485	596
Residential mortgage	117	403	520
Consumer	-	179	179
Total	$245	$3,733	$3,978

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The Company’s recorded investment in loans as of June 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	June 30, 2019			December 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,153	$301,721	$1,598	$2,456	$247,371
Commercial and industrial	730	63,496	315	624	50,710
Residential mortgage	910	68,029	1,261	1,294	52,912
Consumer and home equity lines	4	45,137	81	7	37,907
Total	$3,797	$478,383	$3,255	$4,381	$388,900

In conjunction with the acquisition of Clover on January 1, 2019, the acquired loan portfolio was accounted for at fair value as follows:

January 1, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Contractual principal and interest at acquisition	$6,121	$61,097
Nonaccretable difference	(1,670)	-
Expected cash flows at acquisition	4,451	61,097
Accretable yield	(523)	(976)
Basis in loans at acquisition – estimated fair value	$3,928	$60,121

A summary of changes in the recorded investment of acquired loans for the three and six months ended June 30, 2019 was as follows:

Three months ended June 30, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Recorded investment, beginning of period	$3,319	$54,923
Fair value of loans acquired during the period	-	-
Accretion	(51)	(139)
Reduction for payments, sales and foreclosures	(13)	(4,888)
Recorded investment, end of period	$3,255	$49,896
Outstanding principal balance, end of period	$3,920	$50,650

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Recorded investment, beginning of period	$-	$-
Fair value of loans acquired during the period	3,928	60,121
Accretion	(108)	(198)
Reduction for payments, sales and foreclosures	(565)	(10,027)
Recorded investment, end of period	$3,255	$49,896
Outstanding principal balance, end of period	$3,920	$50,650

The Company did not have any investment in PCI loans for the three or six months ended June 30, 2018.

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Dollars in thousands
Accretable yield, beginning of period	$466	$-
Addition from acquisition	-	523
Accretion	(51)	(108)
Reclassification from nonaccretable difference	-	-
Other changes, net	-	-
Accretable yield, end of period	$415	$415

At June 30, 2019, the Company had pre-approved but unused lines of credit totaling $91.6 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related party loan activity as of June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Dollars in thousands
Balance, beginning of year	$393	$1,740
Loan disbursements	608	215
Loan repayments	(1,145)	(1,206)
Changes in related parties	572	-
Balance, end of quarter	$428	$749

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

At June 30, 2019 and 2018, the Company had pre-approved but unused lines of credit totaling $866,000 and $362,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $3,671,000 and $2,109,000 at June 30, 2019 and 2018, respectively.

(8)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six-month periods ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Dollars in thousands
Balance, beginning of year	$1,157	$789
Acquired from Clover	960	-
Additions	73	1,618
Proceeds from sale	(784)	(210)
Valuation adjustments	(37)	(248)
Gains/(losses) on sales	(18)	22
Balance, end of quarter	$1,351	$1,971

The Company has three foreclosed residential real estate properties totaling $788,000 as of June 30, 2019.

The Company has one consumer mortgage loan secured by residential real estate property in the amount of $80,000 for which formal foreclosure proceedings are in process as of June 30, 2019.

(9)	Stock Option Plans

The Company has six share-based compensation plans in effect at June 30, 2019 and June 30, 2018. Information regarding these plans is contained in the notes to the consolidated financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K. There was no compensation cost charged against income for those plans for the three and six months ended June 30, 2019 and the three months ended June 30, 2018. The compensation cost charged against income for those plans was approximately $1,000 for the six months ended June 30, 2018.

A summary of option activity under the stock option plans as of June 30, 2019 and changes during the six-month period ended June 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	135,566	$3.83	4.71 years
Exercised	(6,855)	3.39
Expired	(9,166)	4.18
Forfeited	-	-
Granted	-	-
Outstanding, June 30, 2019	119,545	$3.83	4.26 years	$481,357

Exercisable, June 30, 2019	119,545	$3.83		$481,357

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

There were no options vested or granted during the three or six months ended June 30, 2019.  As of June 30, 2019 there was no unvested grants and no remaining unrecognized compensation expense under all of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three or six months ended June 30, 2019.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of June 30, 2019 is as follows:

Financial instruments whose contract represents credit risk
June 30, 2019
Dollars in thousands
Undisbursed lines of credit	$91,555
Letters of credit	1,543
$93,098

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

(11)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of June 30, 2019.

(12)	Leases

Operating leases in which the Company is the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in bank premises, equipment and software and other liabilities, respectively, on our consolidated balance sheet as of June 30, 2019. The Bank leases its main office facility under a lease with an initial term of twenty years. The portion of the lease applicable to the building is being accounted for as a finance lease.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which includes amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of operations for the three and six months ended June 30, 2019.

Our leases relate to office space and bank branches with remaining lease terms of 1 to 5 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then-fair market rental rates. These extension options are not included in the lease term as they are not generally considered reasonably certain of exercise. As of June 30, 2019, operating lease ROU assets and liabilities were $375,000 and $363,000, respectively. Operating lease costs for the three and six months ended June 30, 2019 were $43,000 and $87,000, respectively.

The table below summarizes other information related to our operating leases:

Six months ended June 30, 2019
In thousands except for percent and period data
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$85
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases, in years	2.6
Weighted-average discount rate – operating leases	2.8%

CAROLINA TRUST BANCSHARES, INC. Notes to Condensed Consolidated Financial Statements

The table below summarizes the maturity of remaining lease liabilities as of June 30, 2019:

	Operating Leases	Finance Lease
Dollars in thousands
2019	$88	$39
2020	171	72
2021	102	-
2022	13	-
Total lease payments	374	111
Less: interest	(11)	(5)
Present value of lease liabilities	$363	$106

(13)	Subsequent Events

Proposed Merger with Carolina Financial

As previously reported, on July 15, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Carolina Financial Corporation (“CARO”), the holding company for CresCom Bank, Charleston, South Carolina. Under the Merger Agreement, it is proposed that the Company will merge with and into CARO (the “Merger”), and the Bank will merge with and into CresCom Bank.  Subject to the terms and conditions of the Merger Agreement, the Company’s shareholders would receive 0.3000 shares of CARO common stock or $10.57 in cash for each share of the Company’s common stock, subject to election and proration such that the aggregate consideration will consist of 90% CARO common stock and 10% cash. The closing of the proposed Merger is subject to the required approval of the Company’s shareholders, requisite regulatory approvals, and other customary closing conditions.

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

☐	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest-sensitive assets and liabilities;
☐	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
☐	the impact of liquidity needs on our results of operations and financial condition;
☐	risks related to the concentration in commercial real estate;
☐	declines in commercial and residential real estate;
☐	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
☐	a failure in or a breach of the Company’s operational or security systems or those of its third-party service providers;
☐	the effect of any mergers, acquisitions, or other transactions to which the Company may from time to time be a party, including management’s ability to successfully integrate any businesses acquired;
☐	the costs, effects, and outcomes of existing or future litigation, including any litigation related to our merger activity;

☐
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including demand for the Company’s products and services and commercial and residential real estate development and prices;

☐	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
☐
the effects of competition from other commercial banks, non-bank lenders, consumer finance companies, credit unions, financial technology companies, and other financial institutions operating in the Company’s market area and elsewhere, together with such competitors offering banking products and services by mail, telephone and the Internet;

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

Note Regarding Use of Non-GAAP Financial Measures

This quarterly report presents certain non-GAAP financial measures including, without limitation, adjusted net income.  Non-GAAP financial measures include numerical measures of a company’s historical financial performance, financial position, or cash flows that exclude (or include) amounts, or that are subject to adjustments that have the effect of excluding (or including) amounts, that are included (or, as applicable, excluded) in the most directly comparable measures calculated and presented in accordance with GAAP.  The Company has presented the adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures where applicable. The Company considers these adjustments to the GAAP financial measures to be relevant to ongoing operating results. The Company believes that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for the period-to-period comparisons, which will assist investors and analysts in analyzing the operating results or financial position of the Company.  The non-GAAP financial measures are used by management to assess the performance of the Company’s business, including for presentations of Company performance to investors.  The Company further believes that presenting the non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management.  Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.  Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are included with this report.

On January 1, 2019, the Company completed its previously announced merger with Clover Community Bankshares, Inc. (“Clover”), parent company of Clover Community Bank, Clover, South Carolina.  The fair market value of loans and deposits acquired on the merger date was $64.0 million and $111.6 million, respectively.  For additional discussion of the Company’s acquisition of Clover, see “Note 3 – Business Combination” in the Company’s Notes to Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this Quarterly Report.

Discussion of Financial Condition at June 30, 2019 and December 31, 2018

During the period from December 31, 2018 to June 30, 2019, total assets increased by approximately $142.3 million, or 29.96%. The increase was mostly attributable to the acquisition of Clover on January 1, 2019, and was reflected primarily in cash and due from banks, investment securities available for sale, and loans. The increase in total assets was funded by an increase in deposits. Interest-earning deposits with banks, and investment securities including investment securities available for sale and equity securities at June 30, 2019 totaled $85.3 million compared to $53.6 million at December 31, 2018.

The Company’s investment securities portfolio as of June 30, 2019 totaled $68.3 million, an increase of $35.7 million when compared to the $32.6 million reported at December 31, 2018. This increase included $39.6 million acquired from Clover that was partially offset by decreases from called bonds and principal paydowns of amortizing securities. At June 30, 2019, the Company had a net unrealized gain on available-for-sale securities of $837,000, net of tax, as compared to a net unrealized loss of $549,000, net of tax, at December 31, 2018. On January 1, 2018 the Company adopted the FASB ASU 2016-01 in which there was an initial adjustment of accumulated other comprehensive loss in the amount of $443,000 recorded in retained earnings for the loss on equity securities.

At June 30, 2019, net loans constituted 77.95% of the Company’s total assets. Net loans increased by $92.0 million from December 31, 2018 to June 30, 2019. The increase in loans since December 31, 2018 included $64.0 million acquired from Clover on the effective date of the merger, January 1, 2019, and $27.9 million in additional growth. Of all the portfolio segments that increased during the first six months of 2019 including the loans acquired from Clover, commercial real estate experienced the largest amount of growth at $55.6 million or 25.73%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

As part of the ongoing monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans, and (v) delinquencies.  The Company also has a Senior Credit Officer who monitors risk grades on an ongoing basis.  Furthermore, the Company employs a third-party contractor to perform an annual loan review.  The scope of the review is typically 50 – 60% of the loan portfolio.

At June 30, 2019 and December 31, 2018 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $3.8 million and $4.4 million, respectively. The Company also had $3.3 million of PCI loans at June 30, 2019. Recorded investment in impaired loans of $1.3 million and $1.7 million had related allowances for loan losses totaling $208,000 and $245,000 at June 30, 2019 and December 31, 2018, respectively. There were $2.5 million and $2.6 million of impaired loans without a specific allowance at June 30, 2019 and December 31, 2018, respectively.  Impaired loans at June 30, 2019 and December 31, 2018 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At June 30, 2019, there were nine loans totaling approximately $3.2 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balances. These nine restructured loans are considered troubled debt restructurings at June 30, 2019 and have specific reserves amounting to approximately $208,000 at such date. Of these nine loans, eight loans totaling $2.6 million were accruing interest at June 30, 2019.  At December 31, 2018, there were ten loans totaling $3.9 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.1 million were accruing interest. Reserves for loans not considered impaired were approximately $3.8 million and $3.7 million at June 30, 2019 and December 31, 2018, respectively. The allowance for loan losses at June 30, 2019 and December 31, 2018 was 0.85% and 1.01%, respectively, of gross loans outstanding.

The Company records a provision for loan losses based upon known problem loans and estimated probable losses in the existing loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a model estimating probable losses for the remainder of the portfolio.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $26.1 million at June 30, 2019 compared to $21.0 million at December 31, 2018.  The increase is attributed mostly to the increase in cash and due from banks of $2.6 million, or 24.09% and the increase in bank premises, equipment and software of $2.8 million or 45.99%. At June 30, 2019, foreclosed assets consisted of five properties with an aggregate value of $1.4 million. Of these five properties, two properties with an aggregate value of $960,000 were acquired in the Clover merger.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $121.0 million, or 30.62%, for the six months ended June 30, 2019. Of this growth, $111.6 million is due to the acquisition of Clover. The additional $9.4 million was organic growth. The total increase includes increases in noninterest-earning demand deposits of $34.9 million, or 57.08%, interest-earning demand deposits of $58.4 million, or 33.88%, savings deposits of $15.5 million, or 66.31%, and time deposits of $21.5 million, or 12.78%.

Federal Home Loan Bank advances increased $1.1 million to $17.2 million at June 30, 2019 up from the $16.1 million reported at December 31, 2018.

Stockholders’ equity amounted to $69.9 million, or 11.32%, of total assets at June 30, 2019, compared to $50.3 million, or 10.58%, of total assets at December 31, 2018.

Discussion of Results of Operations

For the three months ended June 30, 2019 and 2018

Net Income

Net income for the three months ended June 30, 2019 was $1,818,000 compared to $510,000 for the second quarter of 2018, an increase of $1,308,000.  Basic and diluted earnings per common share were $0.20 and $0.19, respectively, for the three months ended June 30, 2019 compared to $0.08 for the second quarter of 2018. During the second quarter of 2019, the Company incurred $49,000 in merger-related expenses.  If the merger expenses, and certain other income statement items including accretion of discounts recorded on loans and deposits and amortization of the core deposit intangibles, net of tax, were excluded, net income for second quarter 2019 would have been $1,861,000, which is a non-GAAP (Generally Accepted Accounting Principles) measurement. Please refer to “Note Regarding Use of non-GAAP Financial Measures” above and the non-GAAP reconciliation table below for additional information.

Net Interest Income

Net interest income is the primary source of earnings for the Company. Net interest income is the difference between interest income on earning assets (primarily loans and investment securities) and the interest expense on deposits and other interest-bearing liabilities. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets for the period. Changes in net interest income result from changes in interest rates and the volume and mix of earning assets and interest-bearing liabilities.

Net interest income for the quarter ended June 30, 2019 totaled $5,855,000 compared to $4,043,000 for the quarter ended June 30, 2018. The Company’s net interest spread was approximately 3.79% and 3.52% for the quarters ended June 30, 2019 and 2018, respectively. Net interest margin on average interest earning assets was 4.10% and 3.76% for the quarters ended June 30, 2019 and 2018, respectively.  Net interest spread increased by 27 basis points, and net interest margin increased by 34 basis points. The yield on earning assets increased by 35 basis points, from 4.84% for the quarter ended June 30, 2018 to 5.19% for the quarter ended June 30, 2019.  Comparatively, the cost of funds, including deposits, borrowings and holding company debt, was 1.14% at the end of the second quarter of 2019, an increase of 2 basis points when compared to 1.12% at the end of the second quarter of 2018.  The improvement in the yield on earning assets and the net interest margin was softened by the shift in the earning asset mix, as the ratio of average loans to average earning assets declined from 86% in the quarter ended June 30, 2018, to 84% in the quarter ended June 30, 2019.  The additional liquidity maintained in interest-earning cash and securities resulted in those categories increasing from 14% to 16% as a percentage of earning assets for the same periods.

The margin and asset yield increases were primarily attributable to the 42 basis point increase in loan yield from 5.24% in the second quarter of 2018 to 5.66% in the second quarter of 2019. Loan yields were positively impacted by prime rate increases of 25 basis points each in June 2018, September 2018, and December 2018.  The loan yields also benefited from accretion of the discounts on purchased loans and were partially offset by accretion of the discounts on acquired time deposits. The net of loan and deposit accretion added 8 basis points to the net interest margin.

Provision for Loan Losses

The Company recorded a provision for loan losses of $76,000 for the quarter ended June 30, 2019 and $88,000 for the quarter ended June 30, 2018. This decrease of $12,000 in the provision for loan losses is due to continued improvement in credit quality. The ratio of the allowance for loan and lease losses as a percentage of total loans was 0.85% and 1.01% at June 30, 2019 and December 31, 2018, respectively. The decrease of 16 basis points is due in part to the addition of the Clover loan portfolio. No additional allowance was recorded in connection with the Clover acquisition since the discount credit marks are currently sufficient. The decrease is also due to four consecutive quarters of net recoveries. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated. The non-performing loans exclude PCI loans.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
	(Dollars in thousands)

June 30, 2019	$485,435	$1,149	$(2)	$4,146
March 31, 2019	474,239	1,035	(13)	4,068
December 31, 2018	393,282	1,051	(133)	3,978
September 30, 2018	380,746	1,057	(6)	3,925
June 30, 2018	374,026	1,105	95	3,844
March 31, 2018	367,039	1,125	71	3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002
September 30, 2014	227,933	3,081	(22)	4,165

Non-interest Income

Non-interest income for the quarter ended June 30, 2019 totaled $664,000, an increase of $298,000 over the $366,000 reported for the quarter ended June 30, 2018. The primary factors contributing to the overall increase were the increase in mortgage fee income of $97,000, the increase in interchange fee income, net of $64,000, and the increase in unrealized gains on equity securities of $78,000 for the quarter ended June 30, 2019.  The growth in mortgage fee income was partially attributable to the addition of experienced mortgage specialists who were previously with Clover and to a renewed emphasis to meeting the demand for mortgages in the Bank’s markets.  The unrealized gains in equity securities were driven by an increase in the market value of the Bank’s investment security holdings that trade in public markets. The interchange fees increased as a result of an increase in the Bank’s checking account customer base for which the average total balance grew by 64% from June 30, 2018 to June 30, 2019, primarily due to the acquisition of Clover, and as a result of an overall increase in debit card usage.

Non-interest Expense

Non-interest expenses for the quarters ended June 30, 2019 and 2018 totaled $4,108,000 and $3,620,000, respectively. The $488,000 increase was due in part to increases in salaries and benefits, up $467,000, and in data processing expenses, up $90,000 due to the additional employees and customer accounts following the acquisition of Clover on January 1, 2019. Amortization of core deposit intangibles increased by $117,000 due to the core deposit intangible recognized on January 1, 2019 from the valuation of Clover’s non-maturing deposits.  Stockholder expenses increased by $54,000 due to the additional legal, transfer agent, printing and SEC filing expenses in 2019 with a larger shareholder base.

Lessening the impact of increases in other noninterest expenses that were mostly attributed to the growth from Clover acquisition were decreases in merger-related expenses of $274,000 and in foreclosed asset expenses of $221,000 in the quarter ending June 30, 2019 as compared to the quarter ending June 30, 2018.  Merger expenses, higher in the quarter ending June 30, 2018, were attributed to due diligence and negotiating the merger agreement with Clover in 2018.  The Bank’s foreclosed asset expenses have declined, as foreclosed assets have decreased over the past 12 months by $621,000.

Income Tax Expense

The Company recorded income tax expense of $517,000 for the three months ended June 30, 2019 resulting in an effective tax rate of 22%. For the same period in 2018, the Company recorded income tax expense of $191,000 with an effective tax rate of 27%.

Discussion of Results of Operations

For the six months ended June 30, 2019 and 2018

Net Income and Net Income Available to Common Shareholders

Net income for the six months ended June 30, 2019 was $2,155,000 compared to $1,091,000 for the six months ended June 30, 2018, an increase of $1,064,000. Basic and diluted earnings per common share were $0.23 for the six months ended June 30, 2019 and $0.19 for the six months ended June 30, 2018.

Net Interest Income

Net interest income for the six months ended June 30, 2019 totaled $11,513,000 compared to $7,810,000 for the six months ended June 30, 2018. The Company’s net interest spread was approximately 3.80% and 3.57% for the six months ended June 30, 2019 and 2018, respectively. Net interest margin on average interest earning assets was 4.09% and 3.78% for the six months ended June 30, 2019 and 2018, respectively. The increase in net interest spread was 23 basis points and the increase in net interest margin was 31 basis points, respectively.

Provision for Loan Losses

The Company recorded provision for loan losses of $153,000 and $340,000 for the six months ended June 30, 2019 and 2018, respectively.  This decrease in the provision for loan losses is due to continued improvement in credit quality. For example, the Company has had four consecutive quarters of net recoveries. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the six months ended June 30, 2019 and 2018 totaled $1,284,000 and $696,000, respectively. The increase of $588,000 consists of overdraft fees on deposits, interchange fee income, mortgage fee income, and the unrealized gain on equity securities.  Overdraft fees on deposits increased by $69,000 and interchange fee income increased by $98,000 as a result of an increase in the Bank’s checking account customer base for which the average total balance grew by 64% from June 30, 2018 to June 30, 2019 primarily due to the acquisition of Clover, and as a result of an overall increase in debit card usage. Mortgage fee income increased by $207,000 due in part to the addition of experienced mortgage specialists who were previously with Clover and a renewed emphasis on meeting the demand for mortgages in the Bank’s market.  The unrealized gains on equity securities increase of $108,000 was driven by an increase in the market value of the Bank’s investment security holdings that trade in public markets. On January 1, 2018 the net unrealized loss on equity securities was reclassified from accumulated other comprehensive income (loss) to retained earnings and from that date forward will be recorded on the income statement.

Non-interest Expense

Non-interest expenses for the six months ended June 30, 2019 and 2018 totaled $9,899,000 and $6,716,000, respectively. The $3,183,000 increase was due in part to an increase in $1,448,000 of merger expenses for the acquisition of Clover, an increase of $1,023,000 in compensation expense due to the addition of employees following the acquisition of Clover on January 1, 2019, and an increase of $269,000 of amortization of core deposit intangibles due to the core deposit intangible recognized on January 1, 2019 from the valuation of Clover’s non-maturing deposits. Slightly offsetting these increases was a $224,000 decrease in foreclosed asset expenses due to a decline in foreclosed assets over the past 12 months of $621,000.

Income Tax Expense

The Company recorded income tax expense of $590,000 for the six months ended June 30, 2019, resulting in an effective tax rate of 21%. For the same period in 2018, the Company recorded income tax expense of $359,000, with an effective tax rate of 25%. The lower effective tax rate in 2019 is due to more tax-exempt income in the first six months of 2019 as compare to the same period in 2018 and also to non-deductible merger expenses incurred in the first six months of 2018.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost-effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, general economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 16.39% and 13.89% of total assets at June 30, 2019 and December 31, 2018, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $15.5 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at June 30, 2019. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at June 30, 2019 was $70.4 million, of which $17.2 million was advanced and $15 million was securing a letter of credit.

Total deposits were $516.2 million and $395.1 million at June 30, 2019 and December 31, 2018, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive.  Time deposits represented 36.80% and 42.63% of total deposits at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had brokered time deposits of $12.4 million and $15.0 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At June 30, 2019 and December 31, 2018, respectively, the deposits attributed to the listing service were $14.8 million and $10.2 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Capital Resources

Future growth and expansion of the Company are dictated by the ability to create capital, which is generated principally by retained earnings. Adequacy of the Company’s and the Bank’s capital is also monitored to ensure compliance with regulatory requirements. One of management’s primary objectives is to maintain a strong capital position in order to warrant confidence from customers, investors, bank regulators and stockholders. A measure of capital position is capital adequacy, defined as the amount of capital needed to maintain future asset growth and absorb unforeseen losses. Regulators consider a variety of factors in determining an institution’s capital adequacy, including the quality and stability of earnings, asset quality, guidance and expertise and liquidity. Regulatory guidelines place an emphasis on stockholders’ equity in relationship to total assets adjusted for risk.

Regulatory capital rules require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The table below presents the regulatory capital ratios for the Bank as of the date indicated.

	At June 30, 2019
	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement

Common equity tier 1 capital ratio	12.67%	7.00%	6.50%
Total risk-based capital ratio	13.47%	10.50%	10.00%
Tier 1 risk-based capital ratio	12.67%	8.50%	8.00%
Tier 1 leverage ratio	10.88%	4.00%	5.00%

Non-GAAP Reconciliation

The table below presents the Non-GAAP reconciliation for adjusted net income for the period.

Three months ended June 30, 2019
Dollars in thousands
Net income	$1,818
Adjustments:
Merger expenses	49
Accretion of purchased loan discounts	(132)
Accretion of purchased time deposit discounts	10
Amortization of core deposit intangible	125
Net tax effect of adjustments	(9)
Adjusted net income	$1,861

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

Item 6.	Exhibits

Exhibit #	Description

3.1	Articles of Amendment of Carolina Trust BancShares, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2019 and 2018 (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Six Months Ended June 30, 2019 and 2018; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended June 30, 2019 and 2018; (vii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2019 and 2018; (viii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and 2018; and (ix) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: August 13, 2019	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: August 13, 2019	By:	/s/ Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer