Form 10-Q
period 2019-09-30
Carolina Trust BancShares, Inc.
filed 2019-11-13
CIK 1676667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2019 was 9,305,214.

Part I.	FINANCIAL INFORMATION
Item 1. Financial Statements
CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018*
Assets
Cash and due from banks	$13,865	$10,918
Interest-earning deposits with banks	28,229	21,022
Cash and cash equivalents	42,094	31,940

Certificates of deposit with banks	2,245	1,498
Investment securities available for sale, at fair value (amortized cost $62,535 and $32,677)	63,761	31,960
Equity securities	780	617
Federal Home Loan Bank stock	1,400	1,050
Loans	483,164	393,282
Less: Allowance for loan losses	(3,983)	(3,978)
Net Loans	479,181	389,304

Bank-owned life insurance	11,099	7,393
Accrued interest receivable	1,714	1,259
Bank premises, equipment and software	8,840	6,093
Foreclosed assets	1,043	1,157
Goodwill	5,717	-
Core deposit intangibles, net of accumulated amortization of $1,168 and $744 at September 30, 2019 and December 31, 2018, respectively	2,447	40
Other assets	2,214	2,793
Total Assets	$622,535	$475,104

Liabilities and Stockholders’ Equity
Noninterest-earning demand deposits	$92,476	$61,120
Interest-earning demand deposits	191,997	142,899
Savings	38,011	22,693
Time deposits	193,649	168,437
Total deposits	516,133	395,149

Finance lease obligation	88	141
Federal Home Loan Bank advances	20,200	16,100
Long term subordinated debt	9,814	9,753
Accrued interest payable	760	421
Other liabilities	4,104	3,279
Total liabilities	551,099	424,843

Common stock warrant	-	426
Common stock, $2.50 par value; 20,000,000 and 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 9,305,714 and 7,156,987 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	23,264	17,892
Additional paid-in capital	36,371	25,211
Retained earnings	10,863	7,281
Accumulated other comprehensive income (loss)	938	(549)
Total stockholders’ equity	71,436	50,261
Total Liabilities and Stockholders’ Equity	$622,535	$475,104

*Derived from Carolina Trust BancShares, Inc.’s audited financial statements included in its 2018 Annual Report on Form 10-K

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Interest Income
Interest on investment securities	$487	$215
Interest and fees on loans	6,739	5,036
Other interest income	146	168
Total interest income	7,372	5,419

Interest Expense
Interest expense non-maturity deposits	385	188
Interest expense time deposits	935	733
Interest expense borrowed funds	99	58
Interest expense on subordinated debt	193	192
Interest expense, other	2	5
Total interest expense	1,614	1,176
Net interest income	5,758	4,243
Provision for (recovery of) loan losses	(37)	75
Net interest income after loan loss provision	5,795	4,168

Noninterest income
Overdraft fees on deposits	192	131
Interchange fee income, net	124	67
Service charges on deposits	25	18
Mortgage fee income	179	44
Customer service fees	21	14
ATM income	16	8
Bank-owned life insurance income	66	49
Unrealized gain (loss) on equity securities	(100)	35
Other income	11	8
Total noninterest income	534	374

Noninterest expense
Salaries & benefits expense	2,262	1,799
Occupancy expense	214	193
Furniture, fixture & equipment expense	244	214
Data processing expense	278	198
Office supplies expense	27	1
Professional fees	77	105
Advertising and marketing	43	31
Insurance	23	83
Foreclosed asset expense, net	15	127
Loan expense	34	75
Stockholder expense	86	45
Directors fees and expenses	84	51
Telephone expense	93	101
Amortization of core deposit intangibles	138	9
Merger expenses	585	157
Other operating expense	203	138
Total noninterest expense	4,406	3,327
Pre-tax income	1,923	1,215
Income tax expense	496	300
Net income	$1,427	$915

Earnings per share
Basic earnings per common share	$0.15	$0.13
Diluted earnings per common share	$0.15	$0.13
Weighted average common shares outstanding	9,304,051	7,156,987
Diluted average common shares outstanding	9,375,163	7,243,875

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2019	2018
Interest Income
Interest on investment securities	$1,480	$639
Interest and fees on loans	19,940	14,460
Other interest income	435	345
Total interest income	21,855	15,444

Interest Expense
Interest expense non-maturity deposits	1,089	500
Interest expense time deposits	2,635	2,043
Interest expense borrowed funds	273	248
Interest expense on subordinated debt	579	574
Interest expense, other	8	26
Total interest expense	4,584	3,391
Net interest income	17,271	12,053
Provision for loan losses	116	415
Net interest income after loan loss provision	17,155	11,638

Noninterest income
Overdraft fees on deposits	542	412
Interchange fee income, net	320	165
Service charges on deposits	91	49
Mortgage fee income	428	86
Customer service fees	69	43
ATM income	39	21
Bank-owned life insurance income	199	147
Unrealized gain on equity securities	96	123
Other income	34	24
Total noninterest income	1,818	1,070

Noninterest expense
Salaries & benefits expense	6,982	5,496
Occupancy expense	666	607
Furniture, fixture & equipment expense	663	524
Data processing expense	801	588
Office supplies expense	102	42
Professional fees	322	328
Advertising and marketing	129	90
Insurance	160	269
Foreclosed asset expense, net	117	453
Loan expense	167	161
Stockholder expense	220	114
Directors fees and expenses	283	191
Telephone expense	282	241
Amortization of core deposit intangibles	424	26
Merger expenses	2,356	480
Other operating expense	631	433
Total noninterest expense	14,305	10,043
Pre-tax income	4,668	2,665
Income tax expense	1,086	659
Net income	$3,582	$2,006

Earnings per share
Basic earnings per common share	$0.39	$0.33
Diluted earnings per common share	$0.38	$0.32
Weighted average common shares outstanding	9,297,383	6,118,461
Diluted average common shares outstanding	9,370,628	6,211,670

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2019	2018

Net income	$1,427	$915

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	132	(208)
Deferred income tax benefit (expense)	(31)	48
Total other comprehensive income (loss)	101	(160)

Total comprehensive income	$1,528	$755

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018

Net income	$3,582	$2,006

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized holding gains (losses) arising during period	1,943	(812)
Deferred income tax benefit (expense)	(456)	190
Total other comprehensive income (loss)	1,487	(622)

Total comprehensive income	$5,069	$1,384

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

		Common Stock
	Warrant	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balances at June 30, 2018	$426	7,156,987	$17,892	$25,214	$5,420	$(751)	$48,201
Net income	-	-	-	-	915	-	915
Issuance of common stock	-	-	-	(2)	-	-	(2)
Other comprehensive loss	-	-	-	-	-	(160)	(160)
Balance at September 30, 2018	$426	7,156,987	$17,892	$25,212	$6,335	$(911)	$48,954

Balances at June 30, 2019	$-	9,301,575	$23,254	$36,370	$9,436	$837	$69,897
Net income	-	-	-	-	1,427	-	1,427
Exercise of stock options	-	4,139	10	1	-	-	11
Other comprehensive income	-	-	-	-	-	101	101
Balance at September 30, 2019	$-	9,305,714	$23,264	$36,371	$10,863	$938	$71,436

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

		Common Stock
	Warrant	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2017	$426	4,657,880	$11,645	$13,008	$4,772	$(732)	$29,119
Net income	-	-	-	-	2,006	-	2,006
Exercise of stock options	-	3,107	7	8	-	-	15
Stock based compensation	-	-	-	1	-	-	1
Issuance of common stock	-	2,496,000	6,240	12,195	-	-	18,435
Reclassification of certain tax effects	-	-	-	-	(443)	443	-
Other comprehensive loss	-	-	-	-	-	(622)	(622)
Balance at September 30, 2018	$426	7,156,987	$17,892	$25,212	$6,335	$(911)	$48,954

Balances at December 31, 2018	$426	7,156,987	$17,892	$25,211	$7,281	$(549)	$50,261
Net income	-	-	-	-	3,582	-	3,582
Exercise of stock options	-	10,994	27	7	-	-	34
Acquisition of Clover Community Bankshares, Inc.	-	2,123,858	5,310	10,762	-	-	16,072
Exercise of warrant	(426)	13,875	35	391	-	-	-
Other comprehensive income	-	-	-	-	-	1,487	1,487
Balance at September 30, 2019	$-	9,305,714	$23,264	$36,371	$10,863	$938	$71,436

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$3,582	$2,006
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Provision for loan losses	116	415
Depreciation and amortization of bank premises, equipment and software, and operating lease right-of-use assets	558	346
Acquired loan accretion	(447)	(5)
Accretion of time deposit discount and amortization of core deposit intangibles	452	26
Net amortization of bond premiums/discounts	242	104
Amortization of long-term subordinated debt issuance costs	61	57
Unrealized gain on equity securities	(96)	(123)
Stock compensation expense	-	1
Increase in value of bank-owned life insurance	(199)	(147)
Net losses and impairment write-downs on foreclosed assets	49	295
Deferred tax provision	592	27
Increase in other assets	(649)	(17)
Decrease (increase) in accrued interest receivable	48	(132)
Increase in accrued interest payable	306	286
Increase (decrease) in other liabilities	(1,349)	80
Net cash and cash equivalents provided by operating activities	3,266	3,219

Cash flows from investing activities
Net cash received from acquisition	8,741	-
Net increase in loans	(25,710)	(33,769)
Maturities of certificates of deposit with banks	593	-
Proceeds from the sale of foreclosed assets	1,159	330
Purchase of available for sale securities	(532)	(3,034)
Net purchases of bank premises, equipment and software	(377)	(34)
Proceeds from maturities, calls and pay-downs of available for sale securities	9,957	2,612
Redemptions (purchases) of Federal Home Loan Bank stock	(350)	291
Net cash and cash equivalents used in investing activities	(6,519)	(33,604)

Cash flows from financing activities
Increase in deposits	9,326	45,844
Increase (decrease) in Federal Home Loan Bank advances	4,100	(7,500)
Finance lease payments	(53)	(49)
Issuance of long term debt	-	3,000
Repayment of long term debt	-	(3,000)
Net proceeds from the issuance of common stock	34	18,450
Net cash and cash equivalents provided by financing activities	13,407	56,745
Net increase (decrease) in cash and cash equivalents	10,154	26,360

Cash and cash equivalents, beginning	31,940	9,056
Cash and cash equivalents, ending	$42,094	$35,416

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$339	$631
Cash paid during the period for interest	$4,482	$3,105

Noncash financing and investing activities
Unrealized gain (loss) on investment securities available-for-sale, net of taxes	$1,487	$(622)
Transfer of loans to foreclosed assets	$202	$1,618
Fair value of assets acquired	$115,141	$-
Fair value of liabilities assumed	$113,500	$-
Initial recognition of operating lease right-of-use assets	$457	$-
Initial recognition of operating lease liabilities	$443	$-

See accompanying notes to Condensed Consolidated Financial Statements.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(1)	Presentation of Financial Statements

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

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for fair presentation of the financial information as of September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

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

The operating leases of the Company relate to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $457,000 and an operating lease liability of $443,000 on January 1, 2019, with no impact on net income or stockholders’ equity. The ROU asset and operating lease liability are recorded in bank premises, equipment and software and other liabilities, respectively, in the consolidated balance sheet as of September 30, 2019. See Note 12 - Leases for additional information.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.  The Company has formed a management committee including those responsible for credit analysis and review, accounting and finance, information technology and lending to develop an understanding of the requirements and plan implementation. The Company has adopted a software model for the ALLL model that has add-on functionality for compliance with the new standard and has contracted with a vendor to help with the development of the ALLL model for the new standard. The Company has also selected the methodologies to be used with the different loan segments and has ran different scenarios. Notwithstanding the effective dates described above, at its October 16, 2019 meeting, the FASB approved its August 2019 proposal to  grant private companies, not-for-profit organizations, and certain small public companies various effective date delays. The implementation date for the Company, which is defined as a smaller reporting company by the SEC will be for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

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

Acquisition of Clover Community Bankshares, Inc.

On January 1, 2019 the Company acquired by merger Clover Community Bankshares, Inc. (“Clover”), the parent holding company for Clover Community Bank, Clover, South Carolina.  Pursuant to the Agreement and Plan of Merger and Reorganization between the Company and Clover dated June 14, 2018, Clover merged with and into the Company, with the Company being the surviving corporation in the merger. Immediately following the parent merger, Clover Community Bank was merged with and into the Bank, also effective January 1, 2019. Pursuant to the merger agreement, each share of Clover capital stock was converted into either 2.7181 shares of the Company’s common stock or $22.00 in cash and subject to a prescribed allocation in the merger agreement that provided that 80% of Clover’s shares would be converted to the stock consideration and 20% of Clover’s shares would be converted into the cash consideration.  Overall, the Company issued 2,123,858 shares of its common stock in exchange for 80% of the Clover shares and paid $3,008 in lieu of fractional shares that would otherwise have been issued. The cash merger consideration paid for 20% of the Clover shares totaled $4,298,360.  The stock consideration was valued at $7.58 per share, based on the most recent closing price reported on The Nasdaq Stock Market for a share of the Company’s common stock on the date immediately preceding the merger date. In accordance with the merger agreement, cash in lieu of fractional shares was valued at a rate of $7.63 per share, based on the 20-day average closing price for a share of the Company’s common stock for the 20-trading days immediately preceding the merger date.  The total purchase price paid was $20.4 million.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The transaction was accounted for using the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets and liabilities of Clover were recorded based on estimates of fair values as of January 1, 2019. In the second quarter of 2019, there were some additional adjustments to the fair value of assets acquired. An increase in the amount of $76,000 was made to the fair value adjustments of loans acquired due to a correction on the valuation of interest only loans. A decrease of $330,000 to Core deposit intangible was recorded due to correction of the FHLB offering rates used in the valuation calculation. An offsetting entry was made to the deferred tax asset, which is included in other assets, for $96,000. The remaining $310,000 was recorded as an increase to goodwill. In the third quarter of 2019, there was one adjustment to the fair value of assets acquired. A decrease of $68,000 was made to other assets due to the decrease in the value of a foreclosed asset. An offsetting entry was made to the deferred tax asset, which is included in other assets, for $16,000. The remaining $52,000 was recorded as an increase to goodwill.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair value:

(Dollars in thousands)	As Recorded by Clover	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$13,042	$-	$13,042
Certificates of deposit with banks	1,340	-	1,340
Securities	39,637	(45)	39,592
Loans	66,343	(2,294)	64,049
Allowance for loan losses	(1,452)	1,452	-
Bank premises, equipment and software	1,827	644	2,471
Core deposit intangible	-	2,830	2,830
Other assets	5,854	(995)	4,859
Total	$126,591	$1,592	$128,183

Liabilities
Deposits	$111,675	$(46)	$111,629
Other liabilities	1,438	433	1,871
Total	$113,113	$387	$113,500

Net identifiable assets acquired			$14,683

Total cost of acquisition
Value of stock issued		$16,099
Cash paid in the acquisition		4,301
Total cost of acquisition			20,400

Goodwill recorded			$5,717

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

Pro forma income statement line items	Three Months Ended September 30,
	2019		2018
Dollars in thousands
Net interest income	$5,779		$5,529
Noninterest income	534		891
Total revenue	6,313		6,420

Net income available to common shareholders	$1,484	*	$1,144

Pro forma income statement line items	Nine Months Ended September 30,
	2019		2018
Dollars in thousands
Net interest income	$17,241		$15,917
Noninterest income	1,818		2,210
Total revenue	19,059		18,127

Net income available to common shareholders	$4,998	*	$2,713

*Pro forma net income for the three months and nine months ended September 30, 2019 excludes $50,000 and $1,821,000 respectively, in merger related expenses that were recognized during the periods.  Net of tax, the amounts excluded for the three months and nine months ended September 30, 2019 were $38,000 and $1,407,000, respectively.  Merger related expenses include payments to Clover employees for severance contracts, data processing conversion expenses, investment banker fees, consulting and auditing fees.

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

The following table summarizes earnings per share and the shares utilized in the computations for the three and nine months ended September 30, 2019 and 2018, respectively:

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Three months ended September 30, 2019
Basic earnings per common share	$1,427	9,304,051	$0.15
Effect of dilutive stock securities	-	71,112	-
Diluted earnings per common share	$1,427	9,375,163	$0.15

Three months ended September 30, 2018
Basic earnings per common share	$915	7,156,987	$0.13
Effect of dilutive stock securities	-	72,609	-
Effect of dilutive stock warrants	-	14,279	-
Diluted earnings per common share	$915	7,243,875	$0.13

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Dollars in thousands, except per share data	Net Income	Weighted Average Common Shares	Per Share Amount
Nine months ended September 30, 2019
Basic earnings per common share	$3,582	9,297,383	$0.39
Effect of dilutive stock securities	-	70,962	(0.01)
Effect of dilutive stock warrants	-	2,283	-
Diluted earnings per common share	$3,582	9,370,628	$0.38

Nine months ended September 30, 2018
Basic earnings per common share	$2,006	6,118,461	$0.33
Effect of dilutive stock securities	-	75,598	(0.01)
Effect of dilutive stock warrants	-	17,611	-
Diluted earnings per common share	$2,006	6,211,670	$0.32

For the three and nine months ended September 30, 2019 and September 30, 2018, there were no anti-dilutive shares.

(5)	Fair Value Measurements

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

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at September 30, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$13,865	$13,865	$-	$-	$13,865
Interest-earning deposits with banks	28,229	28,229	-	-	28,229
Certificates of deposit with banks	2,245	-	2,283	-	2,283
Federal Home Loan Bank stock	1,400	-	1,400	-	1,400
Investment securities available for sale	63,761	-	62,779	982	63,761
Equity securities	780	780	-	-	780
Net loans	479,181	-	-	464,526	464,526
Accrued interest receivable	1,714	-	1,714	-	1,714

LIABILITIES
Deposits	$516,133	$-	$524,320	$-	$524,320
Finance lease obligation	88	-	88	-	88
Federal Home Loan Bank Advances	20,200	-	20,371	-	20,371
Long term subordinated debt	9,814	-	9,837	-	9,837
Accrued interest payable	760	-	760	-	760

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Dollars in thousands	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
ASSETS
Cash and due from banks	$10,918	$10,918	$-	$-	$10,918
Interest-earning deposits with banks	21,022	21,022	-	-	21,022
Certificates of deposit with banks	1,498	-	1,484	-	1,484
Federal Home Loan Bank stock	1,050	-	1,050	-	1,050
Investment securities available for sale	31,960	-	31,960	-	31,960
Equity securities	617	617	-	-	617
Net loans	389,304	-	-	378,675	378,675
Accrued interest receivable	1,259	-	1,259	-	1,259

LIABILITIES
Deposits	$395,149	$-	$389,493	$-	$389,493
Capital lease obligation	141	-	141	-	141
Federal Home Loan Bank Advances	16,100	-	16,053	-	16,053
Long term subordinated debt	9,753	-	9,946	-	9,946
Accrued interest payable	421	-	421	-	421

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured on a recurring basis.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2019
Available-for-Sale Securities
U.S. Government and federal agency	$17,901	$-	$17,901	$-
Mortgage-backed securities*	27,412	-	27,412	-
Municipal securities	17,466	-	17,466	-
Corporate debt securities	982	-	-	982
Total available-for-sale securities	63,761	-	62,779	982
Equity securities	780	780	-	-
Total	$64,541	$780	$62,779	$982

December 31, 2018
Available-for-Sale Securities
U.S. Government and federal agency	$10,789	$-	$10,789	$-
Mortgage-backed securities*	20,541	-	20,541	-
Municipal securities	630	-	630	-
Total available-for-sale securities	31,960	-	31,960	-
Equity securities	617	617	-	-
Total	$32,577	$617	$31,960	$-

*All of the Company’s mortgage-backed securities are issued either by the U.S. Government, which includes GNMA pools, or by government-sponsored enterprises such as FNMA and FHLMC.

The Company did not have any transfers of assets between Levels 1, 2 or 3 during the periods ended September 30, 2019 and December 31, 2018.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The tables below present the changes during the three and nine months ended September 30, 2019 in the amount of Level 3 assets measured on a recurring basis.

Three months ended September 30, 2019
Dollars in thousands
Balance, beginning of period	$978
Additions	-
Change in valuation recognized in OCI	4
Balance, end of period	$982

Nine months ended September 30, 2019
Dollars in thousands
Balance, beginning of period	$-
Additions	956
Change in valuation recognized in OCI	26
Balance, end of period	$982

The Company did not have any Level 3 assets measured on a recurring basis as of September 30, 2018.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures it for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, a loan’s observable market price and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value exceeds the recorded investments in such loans. At September 30, 2019, the discounted cash flows method was used in determining the fair value of eight loans totaling $0.8 million and the fair value of the collateral method was used in the other sixteen loans totaling $2.3 million. At December 31, 2018, the discounted cash flows method was used in determining the fair value of nine loans totaling $1.7 million and the fair value of the collateral method was used in the other twenty-two loans totaling $2.4 million. Impaired loans where an allowance is established based on the fair value of collateral and also when written down with the discounted cash flow method require classification in the fair value hierarchy. The fair value of the collateral for an impaired loan is classified as Level 3. Although appraisals of these properties are frequently based on comparable properties, they are not identical. Significant unobservable inputs will need to be used in assessing the value.  When the discounted cash flows method is used, the Company records the impaired loan as nonrecurring Level 3. There have been no changes in valuation techniques for the three- or nine-month period ended September 30, 2019. Valuation techniques are consistent with techniques used in prior periods.

The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral or discounted cash flows during the nine months ended September 30, 2019 and 2018.

	September 30
Dollars in thousands	2019	2018
Carrying value of impaired loans before allocations	$559	$1,354
Specific valuation allowance allocations	(26)	(233)
Carrying value of impaired loans after allocations	$533	$1,121

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

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

The carrying value of foreclosed assets is periodically reviewed and written down to fair value. Any loss is included in earnings. For the three months ended September 30, 2019 and 2018, there were no assets that were written down prior to foreclosure. For the nine months ended September 30, 2019 there were no assets that were written down prior to foreclosure. Comparatively, for the nine months ended September 30, 2018, foreclosed assets in the amount of $1,158,000 were written down by $180,000 to $978,000 prior to foreclosure.  For the three months ended September 30, 2019, foreclosed assets with a carrying value of $592,000 were written down by $68,000 to $524,000 subsequent to foreclosure and for the nine months ended September 30, 2019, foreclosed assets with a carrying value of $823,000 were written down by $105,000 to $718,000 subsequent to foreclosure. For the three months ended September 30, 2018, foreclosed assets with a carrying value of $640,000 were written down by $53,000 to $587,000 subsequent to foreclosure and for the nine months ended September 30, 2018, $1,618,000 were written down by $301,000 to $1,317,000 subsequent to foreclosure.

Assets measured at fair value on a nonrecurring basis are included in the table below.

	Total	Level 1	Level 2	Level 3
Dollars in thousands
September 30, 2019
Foreclosed assets	$718	$-	$-	$718
Impaired loans	533	-	-	533
Total	$1,251	$-	$-	$1,251

December 31, 2018
Foreclosed assets	$942	$-	$-	$942
Impaired loans	1,487	-	-	1,487
Total	$2,429	$-	$-	$2,429

Quantitative information about Level 3 fair value measurements for each category of assets as of the dates indicated is summarized in the following table:

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Dollars in thousands
September 30, 2019
Impaired loans	$533	Discounted cash flows	Discount rate	4.75% - 8.50%	6.69%
Foreclosed assets	718	Discounted appraisals	Appraisal adjustments	12.00% – 71.11%	17.28%

December 31, 2018
Impaired loans	$122	Discounted appraisals	Appraisal adjustments	15.00%	15.00%
	1,365	Discounted cash flows	Discount rate	4.75 – 8.50%	7.05%

Foreclosed assets	942	Discounted appraisals	Appraisal adjustments	8.00% - 15.00%	9.68%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(6)	Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, as of the dates indicated was as follows:

In thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
Available-for-sale:
U.S. Government and federal agency	$17,644	$289	$(32)	$17,901
Mortgage-backed securities *	27,100	428	(116)	27,412
Municipal securities	16,835	631	-	17,466
Corporate debt securities	956	26	-	982
Total available-for-sale securities	62,535	1,374	(148)	63,761
Equity securities**	1,271	-	(491)	780
Total	$63,806	$1,374	$(639)	$64,541

December 31, 2018
Available-for-sale:
U.S. Government and federal agency	$11,036	$6	$(253)	$10,789
Mortgage-backed securities *	21,010	36	(505)	20,541
Municipal securities	631	1	(2)	630
Total available-for-sale securities	32,677	43	(760)	31,960
Equity securities**	1,204	-	(587)	617
Total	$33,881	$43	$(1,347)	$32,577

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.
**Gains/losses on equity securities have been “recognized” instead of unrealized.

The amortized cost and fair values of securities available for sale at September 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

	Amortized Cost	Fair Value
Dollars in thousands
Due within one year	$684	$685
Due after one but within five years	12,682	12,837
Due after five but within ten years	15,517	15,810
Due after ten years	33,652	34,429
	$62,535	$63,761

The following table details unrealized losses and related fair values in the Company’s available for sale investment security portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, respectively.

	Temporarily Impaired Securities in Available-for-Sale Portfolio

	Less than 12 Months		Greater than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Dollars in thousands
September 30, 2019

U.S. Government and federal agency	$4,393	$(23)	$989	$(9)	$5,382	$(32)
Mortgage-backed securities *	925	(3)	11,370	(113)	12,295	(116)
Municipal Securities	-	-	-	-	-	-
Total temporarily impaired securities	$5,318	$(26)	$12,359	$(122)	$17,677	$(148)

December 31, 2018

U.S. Government and federal agency	$-	$-	$10,657	$(253)	$10,657	$(253)
Mortgage-backed securities *	2,885	(10)	13,644	(495)	16,529	(505)
Municipal Securities	-	-	290	(2)	290	(2)
Total temporarily impaired securities	$2,885	$(10)	$24,591	$(750)	$27,476	$(760)

* All mortgage-backed securities are issued either by the U.S. Government through GNMA or by government sponsored enterprises FNMA or FHLMC.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2019, management believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of September 30, 2019, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s net income.  Securities with a fair value of $8.0 million were pledged to secure public funds at September 30, 2019. The Company had no sales of securities during the three or nine month periods ended September 30, 2019 and September 30, 2018.

(7)	Loans

Loans are summarized in the following table which includes $3.2 million at September 30, 2019 of PCI loans resulting from the acquisition of Clover on January 1, 2019; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans.

	September 30, 2019			December 31, 2018
Dollars in thousands	Loans - excluding PCI	PCI Loans	Total Loans	Loans - excluding PCI	PCI Loans		Total Loans
Commercial real estate
Residential ADC	$8,685	$-	$8,685	$4,650		$-	$4,650
Commercial ADC	38,999	10	39,009	20,790		-	20,790
Farmland	6,380	-	6,380	4,833		-	4,833
Multifamily	19,361	-	19,361	18,537		-	18,537
Owner occupied	126,026	1,574	127,600	103,983		-	103,983
Non-owner occupied	106,042	-	106,042	97,034		-	97,034
Total commercial real estate	305,493	1,584	307,077	249,827		-	249,827

Commercial
Commercial and industrial	54,337	301	54,638	49,499		-	49,499
Agriculture	200	-	200	262		-	262
Other	7,257	-	7,257	1,573		-	1,573
Total commercial	61,794	301	62,095	51,334		-	51,334

Residential mortgage
First lien, closed-end	67,487	1,248	68,735	53,395		-	53,395
Junior lien, closed-end	901	-	901	812		-	812
Total residential mortgage	68,388	1,248	69,636	54,207		-	54,207

Home equity lines	38,962	-	38,962	33,968		-	33,968
Consumer – other	5,322	72	5,394	3,946		-	3,946
Total loans	$479,959	$3,205	$483,164	$393,282	$		$393,282

Loans are primarily originated for customers residing in Lincoln, Gaston, Rutherford, Catawba, Iredell, and Rowan Counties in North Carolina and York County, South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and industrial loans can be affected by the local economic conditions.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Non-Accrual and Past Due Loans

Non-accrual loans, segregated by category, were as follows:

	September 30, 2019	December 31, 2018
Dollars in thousands
Commercial real estate
Commercial ADC	$2	$42
Owner occupied	813	932
Non-owner occupied	5	4
Total commercial real estate	820	978
Commercial
Commercial and industrial	163	-
Total commercial	163	-
Residential mortgage:
First lien, closed end	99	57
Junior lien, closed end	3	4
Total residential mortgage	102	61
Consumer – other	1	7
Total non-accrual loans	$1,086	$1,046

Interest foregone on non-accrual loans was approximately $32,000 and $73,000 for the three and nine months ended September 30, 2019 and $22,000 and $59,000 for the three and nine months ended September 30, 2018.

An analysis of past due loans, segregated by class, at September 30, 2019 and December 31, 2018 is shown below:

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
September 30, 2019
Commercial real estate:
Residential ADC	$-	$-	$-	$8,685	$8,685	$-
Commercial ADC	-	-	-	39,009	39,009	-
Farmland	-	-	-	6,380	6,380	-
Multifamily	-	-	-	19,361	19,361	-
Owner occupied	439	-	439	127,161	127,600	-
Non-owner occupied	541	5	546	105,496	106,042	-
Total commercial real estate	980	5	985	306,092	307,077	-
Commercial
Commercial and industrial	218	41	259	54,379	54,638	-
Agriculture	-	-	-	200	200	-
Other	-	-	-	7,257	7,257	-
Total commercial	218	41	259	61,836	62,095	-
Residential mortgage:
First lien, closed end	-	197	197	68,538	68,735	117
Junior lien, closed-end	59	-	59	842	901	-
Total residential mortgage	59	197	256	69,380	69,636	117
Home equity lines	145	-	145	38,817	38,962	-
Consumer – other	-	-	-	5,394	5,394	-
Total loans	$1,402	$243	$1,645	$481,519	$483,164	$117

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

In thousands	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
December 31, 2018
Commercial real estate:
Residential ADC	$-	$-	$-	$4,650	$4,650	$-
Commercial ADC	39	-	39	20,751	20,790	-
Farmland	-	-	-	4,833	4,833	-
Multifamily	-	-	-	18,537	18,537	-
Owner occupied	-	927	927	103,056	103,983	-
Non-owner occupied	-	4	4	97,030	97,034	-
Total commercial real estate	39	931	970	248,857	249,827	-
Commercial:
Commercial and industrial	126	-	126	49,373	49,499	-
Agriculture	-	-	-	262	262	-
Other	-	-	-	1,573	1,573	-
Total commercial	126	-	126	51,208	51,334	-
Residential mortgage:
First lien, closed end	247	33	280	53,115	53,395	-
Junior lien, closed-end	-	-	-	812	812	-
Total residential mortgage	247	33	280	53,927	54,207
Home equity lines	85	-	85	33,883	33,968	-
Consumer – other	-	13	13	3,933	3,946	5
Total loans	$497	$977	$1,474	$391,808	$393,282	$5

Impaired loans

Information regarding the Company’s impaired loans is set forth in the following tables.

September 30, 2019
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$2	$2	$-	$-
Owner occupied	2,092	2,092	-	-
Non-owner occupied	5	5	-	-
Total commercial real estate	2,099	2,099	-	-
Commercial
Commercial and industrial	314	314	-	-
Residential mortgage
First lien, closed-end	419	99	310	26
Junior lien, closed- end	308	59	249	-
Total residential mortgage	727	158	559	26
Home equity lines	-	-	-	-
Consumer – other	1	1	-	-
Total loans	$3,141	$2,572	$559	$26

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

December 31, 2018
In thousands	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
Commercial real estate
Commercial ADC	$42	$42	$-	$-
Owner occupied	2,409	2,269	140	17
Non-owner occupied	5	5	-	-
Total commercial real estate	2,456	2,316	140	17
Commercial
Commercial and industrial	624	-	624	111
Residential mortgage
First lien, closed-end	876	56	760	42
Junior lien, closed- end	478	270	208	75
Total residential mortgage	1,354	326	968	117
Home equity lines	-	-	-	-
Consumer – other	7	7	-	-
Total loans	$4,441	$2,649	$1,732	$245

	Three months ended September 30, 2019		Three months ended September 30, 2018

In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$3	$-	$1	$-
Multifamily	-	-	-	-
Owner occupied	2,119	16	619	20
Non-owner occupied	5	-	1	-
Total commercial real estate	2,127	16	621	20
Commercial
Commercial and industrial	554	3	171	11
Residential mortgage
First lien, closed-end	430	4	216	16
Junior lien, closed- end	349	3	107	5
Total residential mortgage	779	7	323	21
Home equity lines	-	-	22	1
Consumer – other	3	-	1	-
	$3,463	$26	$1,138	$53

	Nine months ended September 30, 2019		Nine months ended September 30, 2018

In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Commercial ADC	$22	$-	$7	$-
Multifamily	-	-	57	-
Owner occupied	2,218	50	2,658	10
Non-owner occupied	5	-	12	-
Total commercial real estate	2,245	50	2,734	10
Commercial
Commercial and industrial	616	13	711	18
Residential mortgage
First lien, closed-end	598	13	892	96
Junior lien, closed- end	417	16	519	16
Total residential mortgage	1,015	29	1,411	112
Home equity lines	-	-	96	2
Consumer – other	6	-	6	17
Total loans	$3,882	$92	$4,958	$159

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Troubled Debt Restructurings

As of September 30, 2019, eight loans totaling $2,620,000 were identified as troubled debt restructurings and considered impaired, none of which had unfunded commitments. Ten loans totaling $3,856,000 were identified as troubled debt restructurings and considered impaired at December 31, 2018, none of which had unfunded commitments. Of the eight loans identified as troubled debt restructurings at September 30, 2019, seven loans totaling $1,989,000 were accruing interest.  Of the ten loans identified as troubled debt restructurings at December 31, 2018, nine loans totaling $3,140,000 were accruing interest.

For the three- and nine-month periods ended September 30, 2019, there were no concessions made on newly restructured loans.

For the three months ended September 30, 2018, there were no concessions made on newly restructured loans. For the nine months ended September 30, 2018, the following table presents a breakdown of the types of concessions made by loan class.

	Nine months ended September 30, 2018
Dollars in thousands	Number of loans	Unpaid Principal Pre-Modification	Post-Modification Outstanding Recorded Investment
Extended payment terms
Consumer - other	1	$1	$1
Total	1	$1	$1
Grand Total	1	$1	$1

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

There were no loans that were modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2019 and September 30, 2018.

If a restructured loan defaults after being restructured, the loan is liquidated or charged off. Defaults of restructured loans are addressed in the qualitative factor of the delinquency component.

There were no loans that were modified as troubled debt restructurings within the previous 12 months as of September 30, 2019. The following table presents the successes and failures of the types of modifications within the previous 12 months as of September 30, 2018.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
September 30, 2018			(Dollars in thousands)
Extended payment terms	-	$-	1	$1	-	$-	-	$-
Total	-	$-	1	$1	-	$-	-	$-

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

The following table presents the credit risk profile of the Company’s loan portfolio by internally assigned risk grades.

September 30, 2019
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$8,685	$-	$-	$-	$-
Commercial ADC	38,997	-	2	-	-
Farmland	6,380	-	-	-	-
Multifamily	19,361	-	-	-	-
Owner occupied	123,993	1,221	812	-	-
Non-owner occupied	106,037	-	5	-	-
Total commercial real estate	303,453	1,221	819	-	-
Commercial:
Commercial and industrial	53,547	524	266	-	-
Agriculture	200	-	-	-	-
Other	7,257	-	-	-	-
Total commercial	61,004	524	266	-	-
Residential mortgage:
First lien, closed-end	66,481	789	217	-	-
Junior lien, closed-end	547	295	59	-	-
Total residential mortgage	67,028	1,084	276	-	-
Home equity lines	38,331	631	-	-	-
Consumer – other	5,148	173	1	-	-
Purchased credit impaired loans	1,186	552	1,467	-	-
Total	$476,150	$4,185	$2,829	$-	$-

December 31, 2018
Dollars in thousands	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial real estate:
Residential ADC	$4,650	$-	$-	$-	$-
Commercial ADC	20,509	239	42	-	-
Farmland	4,833	-	-	-	-
Multifamily	18,537	-	-	-	-
Owner occupied	101,706	1,207	1,070	-	-
Non-owner occupied	96,907	-	127	-	-
Total commercial real estate	247,142	1,446	1,239	-	-
Commercial:
Commercial and industrial	48,157	981	361	-	-
Agriculture	262	-	-	-	-
Other	1,573	-	-	-	-
Total commercial	49,992	981	361	-	-
Residential mortgage:
First lien, closed-end	52,622	647	126	-	-
Junior lien, closed-end	334	416	62	-	-
Total residential mortgage	52,956	1,063	188	-	-
Home equity lines	33,198	770	-	-	-
Consumer – other	3,778	161	7	-	-
Total	$387,066	$4,421	$1,795	$-	$-

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

Based on this methodology, provisions for loan losses are made to maintain an adequate allowance for loan losses. The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the amount that management has determined to be adequate to provide for probable losses inherent in the loan portfolio. The Company recorded a recovery of loan losses of $37,000 for the three months ended September 30, 2019 and recorded a provision for loan losses of $116,000 for the nine months ended September 30, 2019.  The Company recorded provisions for loan losses for the three and nine months ended September 30, 2018 that totaled $75,000 and $415,000, respectively. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses may not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income.

Based on its best judgment, evaluation, and analysis of the loan portfolio, management considers the allowance for loan losses to be appropriate in light of the risk inherent in the Company’s loan portfolio for the reporting periods.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2019
Commercial real estate	$2,879	$(5)	$-	$6	$2,880
Commercial and industrial	613	56	(139)	2	532
Residential mortgage	487	(99)	(4)	19	403
Consumer	167	11	(12)	2	168
Total	$4,146	$(37)	$(155)	$29	$3,983

September 30, 2018
Commercial real estate	$2,504	$76	$-	$3	$2,583
Commercial and industrial	608	4	-	3	615
Residential mortgage	532	-	-	-	532
Consumer	200	(5)	(3)	3	195
Total	$3,844	$75	$(3)	$9	$3,925

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 and 2018.

	Beginning Balance	Provision for (Recovery of) Loan Losses	Charge- offs	Recoveries	Ending Balance
Dollars in thousands
September 30, 2019
Commercial real estate	$2,683	$174	$-	$23	$2,880
Commercial and industrial	596	68	(139)	7	532
Residential mortgage	520	(132)	(4)	19	403
Consumer	179	6	(34)	17	168
Total	$3,978	$116	$(177)	$66	$3,983

September 30, 2018
Commercial real estate	$2,260	$340	$(50)	$33	$2,583
Commercial and industrial	634	(2)	(25)	8	615
Residential mortgage	505	77	(50)	-	532
Consumer	200	-	(13)	8	195
Total	$3,599	$415	$(138)	$49	$3,925

The allocation of the allowance for loan losses for September 30, 2019 and December 31, 2018 is presented in the table below.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Dollars in thousands
September 30, 2019
Commercial real estate	$-	$2,880	$2,880
Commercial and industrial	-	532	532
Residential mortgage	26	377	403
Consumer	-	168	168
Total	$26	$3,957	$3,983

December 31, 2018
Commercial real estate	$17	$2,666	$2,683
Commercial and industrial	111	485	596
Residential mortgage	117	403	520
Consumer	-	179	179
Total	$245	$3,733	$3,978

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company’s recorded investment in loans as of September 30, 2019 and December 31, 2018 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the Company’s impairment methodology was as follows:

	September 30, 2019			December 31, 2018
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Dollars in thousands
Commercial real estate	$2,099	$303,394	$1,584	$2,456	$247,371
Commercial and industrial	314	61,480	301	624	50,710
Residential mortgage	717	67,671	1,248	1,294	52,912
Consumer and home equity lines	1	44,283	72	7	37,907
Total	$3,131	$476,828	$3,205	$4,381	$388,900

In conjunction with the acquisition of Clover on January 1, 2019, the acquired loan portfolio was accounted for at fair value as follows:

January 1, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Contractual principal and interest at acquisition	$6,121	$61,097
Nonaccretable difference	(1,670)	-
Expected cash flows at acquisition	4,451	61,097
Accretable yield	(523)	(976)
Basis in loans at acquisition – estimated fair value	$3,928	$60,121

A summary of changes in the recorded investment of acquired loans for the three and nine months ended September 30, 2019 was as follows:

Three months ended September 30, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Recorded investment, beginning of period	$3,255	$49,896
Fair value of loans acquired during the period	-	-
Accretion	50	68
Reduction for payments, sales and foreclosures	(100)	(4,335)
Recorded investment, end of period	$3,205	$45,629
Outstanding principal balance, end of period	$3,857	$46,315

Nine months ended September 30, 2019	PCI loans	Non-PCI loans
Dollars in thousands
Recorded investment, beginning of period	$-	$-
Fair value of loans acquired during the period	3,928	60,121
Accretion	158	289
Reduction for payments, sales and foreclosures	(881)	(14,781)
Recorded investment, end of period	$3,205	$45,629
Outstanding principal balance, end of period	$3,857	$46,315

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The Company did not have any investment in PCI loans for the three or nine months ended September 30, 2018.

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Dollars in thousands
Accretable yield, beginning of period	$415	$-
Addition from acquisition	-	523
Accretion	(50)	(158)
Reclassification from nonaccretable difference	-	-
Other changes, net	-	-
Accretable yield, end of period	$365	$365

At September 30, 2019, the Company had pre-approved but unused lines of credit totaling $91.3 million. In management’s opinion, these unused lines of credit represent no more than normal lending risk to the Company and will be funded from normal sources of liquidity.

The Company has entered into loan transactions with certain of its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of related-party loan activity as of September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
Dollars in thousands
Balance, beginning of year	$393	$1,740
Loan disbursements	628	236
Loan repayments	(1,222)	(1,505)
Changes in related parties	572	-
Balance, end of quarter	$371	$471

At September 30, 2019 and 2018, the Company had pre-approved but unused lines of credit totaling $864,000 and $145,000, respectively, to executive officers, directors and their related interests.  Related party deposits totaled $3,537,000 and $2,689,000 at September 30, 2019 and 2018, respectively.

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(8)	Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine-month periods ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Dollars in thousands
Balance, beginning of year	$1,157	$789
Acquired from Clover	892	-
Additions	202	1,618
Proceeds from sale	(1,159)	(330)
Valuation adjustments	(37)	(317)
Gains/(losses) on sales	(12)	22
Balance, end of quarter	$1,043	$1,782

The Company has three foreclosed residential real estate properties totaling $720,000 as of September 30, 2019.

The Company has two consumer mortgage loan secured by residential real estate property totaling $198,000 for which formal foreclosure proceedings are in process as of September 30, 2019.

(9)	Stock Option Plans

The Company has six share-based compensation plans in effect at September 30, 2019 and September 30, 2018. Information regarding these plans is contained in the notes to the consolidated financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K. There was no compensation cost charged against income for those plans for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The compensation cost charged against income for those plans was approximately $1,000 for the nine months ended September 30, 2018.

A summary of option activity under the stock option plans as of September 30, 2019 and changes during the nine-month period ended September 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	135,566	$3.83	4.71 years
Exercised	(10,994)	3.10
Expired	(9,166)	4.18
Forfeited	-	-
Granted	-	-
Outstanding, September 30, 2019	115,406	$3.88	4.08 years	$763,233

Exercisable, September 30, 2019	115,406	$3.88		$763,233

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

There were no options vested or granted during the three or nine months ended September 30, 2019.  As of September 30, 2019 there was no unvested grants and no remaining unrecognized compensation expense under any of the Company’s equity compensation plans.

There was no restricted stock granted or vested during the three or nine months ended September 30, 2019.

Upon exercise of stock options, the Company issues shares from authorized but unissued shares. The Company does not typically purchase shares on the open market to fulfill obligations under its equity compensation plans.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of September 30, 2019 is as follows:

Financial instruments whose contract represents credit risk

September 30, 2019
Dollars in thousands
Undisbursed lines of credit	$91,325
Letters of credit	1,650
$92,975

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

(11)	Preferred Stock

Our articles of incorporation authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our shareholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. There were no shares of preferred stock outstanding as of September 30, 2019.

(12)	Leases

Operating leases in which the Company is the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in bank premises, equipment and software and other liabilities, respectively, on our consolidated balance sheet as of September 30, 2019. The Bank leases its main office facility under a lease with an initial term of twenty years. The portion of the lease applicable to the building is being accounted for as a finance lease.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which includes amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

Our leases relate to office space and bank branches with remaining lease terms of 1 to 5 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then-fair market rental rates. These extension options are not included in the lease term as they are not generally considered reasonably certain of exercise. As of September 30, 2019, operating lease ROU assets and liabilities were $333,000 and $322,000, respectively. Operating lease costs for the three and nine months ended September 30, 2019 were $44,000 and $131,000, respectively.

The table below summarizes other information related to our operating leases:

Nine months ended September 30, 2019
In thousands except for percent and period data
Cash paid for amounts included in the measurement of lease liabilities Operating cash outflows for operating leases	$128
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term – operating leases, in years	2.1
Weighted-average discount rate – operating leases	2.8%

CAROLINA TRUST BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

The table below summarizes the maturity of remaining lease liabilities as of September 30, 2019:

	Operating Leases	Finance Lease
Dollars in thousands
2019	$44	$20
2020	172	72
2021	102	-
2022	13	-
Total lease payments	331	92
Less: interest	(9)	(4)
Present value of lease liabilities	$322	$88

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

☐	changes in interest rates that affect the level and composition of deposits, loan demand and the values of loan collateral, securities, and interest-sensitive assets and liabilities;
☐	the failure of assumptions underlying the establishment of reserves for possible loan and lease losses;
☐	the impact of liquidity needs on our results of operations and financial condition;
☐	risks related to the concentration in commercial real estate;
☐	declines in commercial and residential real estate;
☐	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
☐	a failure in or a breach of the Company’s operational or security systems or those of its third-party service providers;
☐	our ability to obtain shareholder approval or satisfy the other closing conditions for our recently announced merger with Carolina Financial Corporation on the timelines expected or at all;
☐	that the proposed merger may distract management or otherwise adversely impact our day-to-day operations;
☐	the costs, effects, and outcomes of existing or future litigation, including any litigation related to our merger activity;

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

Note Regarding Use of Non-GAAP Financial Measures

This quarterly report presents certain non-GAAP (Generally Accepted Accounting Principles) financial measures including, without limitation, adjusted net income.  Non-GAAP financial measures include numerical measures of a company’s historical financial performance, financial position, or cash flows that exclude (or include) amounts, or that are subject to adjustments that have the effect of excluding (or including) amounts, that are included (or, as applicable, excluded) in the most directly comparable measures calculated and presented in accordance with GAAP.  The Company has presented the adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures where applicable. The Company considers these adjustments to the GAAP financial measures to be relevant to ongoing operating results. The Company believes that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for the period-to-period comparisons, which will assist investors and analysts in analyzing the operating results or financial position of the Company.  The non-GAAP financial measures are used by management to assess the performance of the Company’s business, including for presentations of Company performance to investors.  The Company further believes that presenting the non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management.  Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.  Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are included with this report.

Recent Developments

On July 15, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Carolina Financial Corporation (“Carolina Financial”), the holding company for CresCom Bank, Charleston, South Carolina. Under the Merger Agreement, it is proposed that the Company will merge with and into Carolina Financial, and the Bank will merge with and into CresCom Bank.  Subject to the terms and conditions of the Merger Agreement, the Company’s shareholders would receive 0.3000 shares of Carolina Financial common stock or $10.57 in cash for each share of the Company’s common stock, subject to election and proration such that the aggregate merger consideration will consist of 90% Carolina Financial common stock and 10% cash. The Company has called a special meeting of shareholders for December 18, 2019, to vote on approval of the Merger Agreement.

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

Discussion of Financial Condition at September 30, 2019 and December 31, 2018

During the period from December 31, 2018 to September 30, 2019, total assets increased by approximately $147.4 million, or 31.03%. The increase was mostly attributable to the acquisition of Clover on January 1, 2019, and was reflected primarily in cash and due from banks, investment securities available for sale, and loans. The increase in total assets was funded by an increase in deposits and an increase in advances from the Federal Home Loan Bank. Interest-earning deposits with banks, and investment securities including investment securities available for sale and equity securities at September 30, 2019 totaled $92.8 million compared to $53.6 million at December 31, 2018.

The Company’s investment securities portfolio as of September 30, 2019 totaled $64.5 million, an increase of $31.9 million when compared to the $32.6 million reported at December 31, 2018. This increase included $39.6 million acquired from Clover that was partially offset by decreases from called bonds and principal paydowns of amortizing securities. At September 30, 2019, the Company had a net unrealized gain on available-for-sale securities of $938,000, net of tax, as compared to a net unrealized loss of $549,000, net of tax, at December 31, 2018.

At September 30, 2019, net loans constituted 76.97% of the Company’s total assets. Net loans increased by $89.9 million from December 31, 2018 to September 30, 2019. The increase in loans since December 31, 2018 included $64.0 million acquired from Clover on the effective date of the merger, January 1, 2019, and $25.9 million in additional growth. Commercial real estate experienced the largest amount of growth in 2019 at $57.3 million or 22.92%.  Management’s continued goal is to grow the loan portfolio to provide maximum income proportionate with acceptable risks.

As part of the ongoing monitoring of credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the local, state and national economic outlook, (ii) concentrations of credit, (iii) interest rate movements, (iv) volume, mix and size of loans, and (v) delinquencies.  The Company also has a Senior Credit Officer who monitors risk grades on an ongoing basis.  Furthermore, the Company employs a third-party contractor to perform an annual loan review.  The scope of the review is typically 50 – 60% of the loan portfolio in any given year.

At September 30, 2019 and December 31, 2018 impaired loans, which consisted primarily of troubled debt restructurings and non-accrual loans, were $3.1 million and $4.4 million, respectively. The Company also had $3.2 million of PCI loans at September 30, 2019. See Notes 3 and 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of PCI loans. Recorded investment in impaired loans of $0.5 million and $1.7 million had related allowances for loan losses totaling $26,000 and $245,000 at September 30, 2019 and December 31, 2018, respectively. There were $2.6 million of impaired loans without a specific allowance at both September 30, 2019 and December 31, 2018.  Impaired loans at September 30, 2019 and December 31, 2018 consisted primarily of commercial real estate, commercial and industrial and residential mortgage loans. At September 30, 2019, there were eight loans totaling approximately $2.6 million, which were restructured to facilitate the borrowers’ ability to repay the outstanding balances. These eight restructured loans are considered troubled debt restructurings at September 30, 2019 and have specific reserves amounting to approximately $26,000 at such date. Of these eight loans, seven loans totaling $2.0 million were accruing interest at September 30, 2019.  At December 31, 2018, there were ten loans totaling $3.9 million which were restructured to facilitate the borrowers’ ability to repay the outstanding balance, and of these ten loans, nine loans totaling $3.1 million were accruing interest. Reserves for loans not considered impaired were approximately $3.9 million and $3.7 million at September 30, 2019 and December 31, 2018, respectively. The allowance for loan losses at September 30, 2019 and December 31, 2018 was 0.82% and 1.01%, respectively, of gross loans outstanding. The decrease in the allowance for loan losses as a percentage of gross loans is mainly due to the addition of the Clover loan portfolio and improved credit quality.

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

Non-interest earning assets consisting of cash and due from banks, bank premises, equipment and software, foreclosed assets and other assets increased to $26.0 million at September 30, 2019 compared to $21.0 million at December 31, 2018.  The increase is attributed mostly to the increase in cash and due from banks of $2.9 million, or 27.00% and the increase in bank premises, equipment and software of $2.7 million or 45.08%.  At September 30, 2019, foreclosed assets consisted of five properties with an aggregate value of $1.0 million. Of these five properties, one property with a value of $524,000 was acquired in the Clover merger.

Deposit accounts represent the Company’s primary funding source and consist of non-interest bearing demand deposits, interest-bearing demand deposits, savings accounts and time deposits. Total deposits increased by approximately $121.0 million, or 30.62%, for the nine months ended September 30, 2019. Of this growth, $111.6 million is due to the acquisition of Clover and the additional $9.4 million was organic growth. The total increase includes increases in noninterest-earning demand deposits of $31.4 million, or 51.30%, interest-earning demand deposits of $49.1 million, or 34.36%, savings deposits of $14.6 million, or 62.63%, and time deposits of $25.2 million, or 14.97%.

Federal Home Loan Bank advances increased $4.1 million to $20.2 million at September 30, 2019 up from the $16.1 million reported at December 31, 2018.

Stockholders’ equity amounted to $71.4 million, or 11.47%, of total assets at September 30, 2019, compared to $50.3 million, or 10.58%, of total assets at December 31, 2018.

Discussion of Results of Operations

for the Three Months ended September 30, 2019 and 2018

Net Income

Net income for the three months ended September 30, 2019 was $1,427,000 compared to $915,000 for the third quarter of 2018, an increase of $512,000.  Basic and diluted earnings per common share were both $0.15 for the three months ended September 30, 2019 compared to $0.13 for the third quarter of 2018. During the third quarter of 2019, the Company incurred $585,000 in merger-related expenses mainly due to the pending merger with Carolina Financial Corporation.  If the merger expenses, and certain other income statement items including accretion of discounts recorded on loans and deposits and amortization of the core deposit intangibles, net of tax, were excluded, net income for third quarter 2019 would have been $2,009,000, which is a non-GAAP (Generally Accepted Accounting Principles) measurement. Please refer to “Note Regarding Use of non-GAAP Financial Measures” above and the non-GAAP reconciliation table below for additional information.

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

Net interest income for the quarter ended September 30, 2019 totaled $5,758,000 compared to $4,243,000 for the quarter ended September 30, 2018. The Company’s net interest spread was approximately 3.66% and 3.53% for the quarters ended September 30, 2019 and 2018, respectively. Net interest margin on average interest earning assets was 3.97% and 3.82% for the quarters ended September 30, 2019 and 2018, respectively.  Net interest spread increased by 13 basis points, and net interest margin increased by 15 basis points. Accretion on the discount of purchased loans increased net interest margin by 5 basis points for the quarter ended September 30, 2019.  The yield on earning assets increased by 22 basis points, from 4.87% for the quarter ended September 30, 2018 to 5.09% for the quarter ended September 30, 2019.  Comparatively, the cost of funds, including deposits, borrowings and holding company debt, was 1.18% at the end of the third quarter of 2019, an increase of 6 basis points when compared to 1.12% at the end of the third quarter of 2018.  The improvement in the yield on earning assets and the net interest margin was softened slightly by the shift in the earning asset mix, as the ratio of average loans to average earning assets declined from 85% in third quarter 2018 to 83% in the third quarter of 2019.  The additional liquidity maintained in interest earning cash and securities resulted in those categories increasing from 15% to 17% as a percentage of earning assets for the same periods.

The margin and asset yield increases were attributed both to loan and investment yields which increased by 25 basis points and 23 basis points, respectively.  For the quarter ending September 30, 2019, average yield on loans and investments was 5.57% and 2.81%, respectively.  Although loan yields were impacted by prime rate increases of 25 basis points in each of September 2018 and December 2018, the benefit was partially offset in the third quarter of 2019 due to prime rate decreases of 25 basis points each on August 1, 2019 and on September 19, 2019.  The loan yields also benefited from accretion of the discounts on purchased loans, while the cost of funds was increased by the accretion of the discounts on acquired time deposits. The net impact of loan and deposit accretion added 5 basis points to the net interest margin.

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

The Company recorded a recovery of loan losses of ($37,000) for the quarter ended September 30, 2019 and a provision for loan losses of $75,000 for the quarter ended September 30, 2018. This decrease of $112,000 in the provision for loan losses is due to continued improvement in credit quality. The ratio of the allowance for loan and lease losses as a percentage of total loans was 0.82% and 1.01% at September 30, 2019 and December 31, 2018, respectively. The decrease of 19 basis points is due in part to the addition of the Clover loan portfolio. No additional allowance was recorded in connection with the Clover acquisition since the discount credit marks reflect management’s estimate of an amount adequate to provide for probable losses inherent in the portfolio of acquired loans. The decrease is also due to a decrease in the historical loss factors of all the pools except for the commercial and industrial pool. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the asset quality of our loan portfolio as of the dates indicated. The non-performing loans exclude PCI loans.

	Loans Outstanding	Non- Performing Loans	Net Charge-offs (Recoveries)	Allowance for Loan Losses
		(Dollars in thousands)

September 30, 2019	$483,164	$1,203	$111	$3,983
June 30, 2019	485,435	1,149	(2)	4,146
March 31, 2019	474,239	1,035	(13)	4,068
December 31, 2018	393,282	1,051	(133)	3,978
September 30, 2018	380,746	1,057	(6)	3,925
June 30, 2018	374,026	1,105	95	3,844
March 31, 2018	367,039	1,125	71	3,780
December 31, 2017	348,679	2,746	(26)	3,599
September 30, 2017	340,038	2,142	130	3,423
June 30, 2017	324,349	2,896	322	3,213
March 31, 2017	311,609	2,937	73	3,471
December 31, 2016	308,492	2,875	(303)	3,393
September 30, 2016	301,420	3,579	56	3,687
June 30, 2016	293,157	1,739	(20)	3,541
March 31, 2016	297,746	2,100	122	3,521
December 31, 2015	292,362	2,164	2	3,723
September 30, 2015	286,469	2,079	(109)	3,825
June 30, 2015	278,305	3,335	68	3,886
March 31, 2015	257,919	3,562	48	3,954
December 31, 2014	244,646	4,166	162	4,002

Non-interest Income

Non-interest income for the quarter ended September 30, 2019 totaled $534,000, an increase of $160,000 over the $374,000 reported for the quarter ended September 30, 2018. The primary factors contributing to the overall increase were the increase in mortgage fee income of $135,000, the increase in interchange fee income, net of $57,000, and the increase in overdraft fees on deposits of $61,000 for the quarter ended September 30, 2019. Offsetting these increases, was a $135,000 change in the value of equity investments from a gain of $35,000 for the quarter ended September 30, 2018 to a loss of $100,000 for the quarter ended  September 30, 2019.  The growth in mortgage fee income was partially attributable to the addition of experienced mortgage specialists who are in the South Carolina market and to a renewed emphasis by management on meeting the demand for mortgages in the Bank’s existing markets.  The interchange fees and overdraft fees on deposits increased as a result of an increase in the Bank’s checking account customer base for which the average total balance grew by 41% from September 30, 2018 to September 30, 2019, primarily due to the acquisition of Clover, and as a result of an overall increase in debit card usage. The unrealized losses in equity securities were driven by a decrease in the market value of the Bank’s investment security holdings that trade in public markets.

Non-interest Expense

Non-interest expenses for the quarters ended September 30, 2019 and 2018 totaled $4,406,000 and $3,327,000, respectively. The $1.1 million increase was due in part to increases in salaries and benefits, up $463,000, and in data processing expenses, up $80,000 due to the additional employees and customer accounts following the acquisition of Clover on January 1, 2019. Amortization of core deposit intangibles increased by $129,000 due to the core deposit intangible recognized on January 1, 2019 from the valuation of Clover’s non-maturing deposits.  Merger expenses increased by $428,000 due to the pending merger with Carolina Financial Corporation.

Offsetting the impact of increases in other noninterest expenses that were mostly attributed to the growth from Clover acquisition were decreases in foreclosed asset expenses of $112,000 and insurance expenses of $60,000 in the quarter ending September 30, 2019 as compared to the quarter ending September 30, 2018.  The Bank’s foreclosed asset expenses have declined, as foreclosed assets have decreased over the past 12 months by $739,000. The decrease in insurance expenses is mainly due to the application of the Small Bank Credit Balance on the FDIC Insurance assessment for June 30, 2019 that was due in September 2019.

Income Tax Expense

The Company recorded income tax expense of $496,000 for the three months ended September 30, 2019 resulting in an effective tax rate of 26%. For the same period in 2018, the Company recorded income tax expense of $300,000 with an effective tax rate of 25%.

Discussion of Results of Operations for the Nine Months ended September 30, 2019 and 2018

Net Income and Net Income Available to Common Shareholders

Net income for the nine months ended September 30, 2019 was $3,582,000 compared to $2,006,000 for the nine months ended September 30, 2018, an increase of $1,576,000. Basic and diluted earnings per common share were $0.39 and $0.38, respectively, for the nine months ended September 30, 2019 and $0.33 and $0.32, respectively, for the nine months ended September 30, 2018.

Net Interest Income

Net interest income for the nine months ended September 30, 2019 totaled $17,271,000 compared to $12,053,000 for the nine months ended September 30, 2018. The Company’s net interest spread was approximately 3.75% and 3.56% for the nine months ended September 30, 2019 and 2018, respectively. Net interest margin on average interest earning assets was 4.05% and 3.79% for the nine months ended September 30, 2019 and 2018, respectively. The increase in net interest spread was 19 basis points and the increase in net interest margin was 26 basis points. Accretion on the discount of purchased loans increased net interest margin by 8 basis points for the nine months ended September 30, 2019.

Provision for Loan Losses

The Company recorded provision for loan losses of $116,000 and $415,000 for the nine months ended September 30, 2019 and 2018, respectively.  This decrease in the provision for loan losses is due to continued improvement in credit quality and to a decrease in the historical loss factors of all the pools except for the commercial and industrial pool. The provision for loan losses is charged to operations to bring the allowance to a level deemed appropriate based on management’s evaluation of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income for the nine months ended September 30, 2019 and 2018 totaled $1,818,000 and $1,070,000, respectively. The increase of $748,000 consists of overdraft fees on deposits, interchange fee income, and mortgage fee income.  Overdraft fees on deposits increased by $130,000 and interchange fee income increased by $155,000 as a result of an increase in the Bank’s checking account customer base for which the average total balance grew by 41% from September 30, 2018 to September 30, 2019 primarily due to the acquisition of Clover, and as a result of an overall increase in debit card usage. Mortgage fee income increased by $342,000 due in part to the addition of experienced mortgage specialists in the South Carolina market and a renewed emphasis by management on meeting the demand for mortgages in the Bank’s existing markets.

Non-interest Expense

Non-interest expenses for the nine months ended September 30, 2019 and 2018 totaled $14,305,000 and $10,043,000, respectively. The $4,262,000 increase was due in part to an increase of $1,876,000 in merger expenses related to the Clover merger and the pending merger with Carolina Financial Corporation, an increase of $1,486,000 in compensation expense due to the addition of employees following the acquisition of Clover on January 1, 2019, and an increase of $398,000 of amortization of core deposit intangibles due to the core deposit intangible recognized on January 1, 2019 from the valuation of Clover’s non-maturing deposits. Slightly offsetting these increases was a $336,000 decrease in foreclosed asset expenses due to a decline in foreclosed assets over the past 12 months of $739,000.

Income Tax Expense

The Company recorded income tax expense of $1,086,000 for the nine months ended September 30, 2019, resulting in an effective tax rate of 23%. For the same period in 2018, the Company recorded income tax expense of $659,000, with an effective tax rate of 25%.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals and maturities of deposits, and other cash outflows in a cost-effective manner.  The Company’s principal sources of liquidity are deposits, scheduled payments and prepayments of loan principal, maturities of investment securities, access to liquid assets, and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, general economic conditions and competition.  Liquid assets, which consist of cash and due from banks, interest-earning deposits with banks, certificates of deposit with banks, investment securities classified as available-for-sale, and equity securities represented 17.49% and 13.89% of total assets at September 30, 2019 and December 31, 2018, respectively.

Should the need arise, management believes the Company would have the capability to sell securities classified as available-for-sale or to borrow funds as necessary to meet the Company’s cash flow demands.  The Company has established credit lines with other financial institutions to purchase up to $38 million in federal funds and to borrow up to $10 million under a reverse repurchase agreement. There were no borrowings outstanding against these credit lines at September 30, 2019. The Company has also established a credit line with the Federal Home Loan Bank of Atlanta. The credit line is secured by a portion of the Company’s loan portfolio that qualifies under FHLB guidelines as eligible collateral. Total availability, based on collateral pledged at September 30, 2019 was $106.4 million, of which $20.2 million was advanced and $15 million was securing a letter of credit.

Total deposits were $516.1 million and $395.1 million at September 30, 2019 and December 31, 2018, respectively.  Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate-sensitive.  Time deposits represented 37.52% and 42.63% of total deposits at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had brokered time deposits of $14.1 million and $15.0 million, respectively. The Company also obtains time accounts by connecting with institutional depositors through an online listing service.  At September 30, 2019 and December 31, 2018, respectively, the deposits attributed to the listing service were $14.4 million and $10.2 million, respectively.  Management accepts time deposits from outside the Bank’s local market area when such funding sources are necessary to fund growth and the rates paid are comparable to rates offered to retail customers or lower.  Management believes most time deposits are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.  Based upon prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

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

The table below presents the regulatory capital ratios for the Bank as of the date indicated.

	At September 30, 2019

	Actual Ratio	Minimum Requirement	Well-Capitalized Requirement
Common equity tier 1 capital ratio	13.09%	7.00%	6.50%
Total risk-based capital ratio	13.86%	10.50%	10.00%
Tier 1 risk-based capital ratio	13.09%	8.50%	8.00%
Tier 1 leverage ratio	11.22%	4.00%	5.00%

Non-GAAP Reconciliation

The table below presents the Non-GAAP reconciliation for adjusted net income for the period.

Three months ended September 30, 2019
Dollars in thousands
Net income	$1,427
Adjustments:
Merger expenses	585
Accretion of purchased loan discounts	(78)
Accretion of purchased time deposit discounts	8
Amortization of core deposit intangibles	138
Net tax effect of adjustments	(71)
Adjusted net income	$2,009

Item 4. - Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that it is able to record, process, summarize, and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act.

(b)
Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit #	Description

2.1
Agreement and Plan of Merger and Reorganization dated July 15, 2019, by and between the Company and Carolina Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2019)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certification

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2019 and 2018 (iv) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Nine Months Ended September 30, 2019 and 2018; (vi) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended September 30, 2019 and 2018; (vii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2019 and 2018; (viii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018; and (ix) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAROLINA TRUST BANCSHARES, INC.

Date: November 13, 2019	By:	/s/ Jerry L. Ocheltree
Jerry L. Ocheltree
President and Chief Executive Officer

Date: November 13, 2019
	By:	/s/ Edwin E. Laws
Edwin E. Laws
Executive Vice President and Chief Financial Officer